Form 10-Q
period 1995-04-02
HEIST C H CORP
filed 1995-05-16
CIK 46653

                               C. H. HEIST CORP.
                                AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 April 2, 1995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




[ x ]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the quarter period ended April 2, 1995.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

Commission file number 0-7907
                      -------

                               C. H. HEIST CORP.
                               -----------------
             (Exact name of registrant as specified in its charter)


           New York                                    16-0803301
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
   incorporation or organization)


       810 North Belcher Road
           Clearwater, Florida                            34625
           -------------------                            -----
(Address of principal executive offices)                (Zip Code)


                                  813-461-5656
                                  -------------
              (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X    No
                                 ------     ------

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - April 25, 1995.

             Common stock, $.05 par value                  2,870,273
             ----------------------------                  ---------
                       (Class)                        (Outstanding shares)

                      C. H. HEIST CORP. AND SUBSIDIARIES

                                    Index





                                                                                                             Page No.
                                                                                                             -------
 Part I
     Financial Information

        Condensed Consolidated Balance Sheets -
            April 2, 1995 and December 25, 1994                                                                 2

        Condensed Consolidated Statements of Operations -
            fourteen-week period ended April 2, 1995 and the
            thirteen-week period ended March 27, 1994                                                           3

        Condensed Consolidated Statements of Cash Flows -
            fourteen-week period ended April 2, 1995 and the
            thirteen-week period ended March 27, 1994                                                           4

        Notes to Condensed Consolidated Financial Statements                                                    5

        Independent Auditors' Review Report                                                                     6

        Management's Discussion and Analysis of the
            Condensed Consolidated Balance Sheets and
            Statements of Operations                                                                          7 - 8

 Part II
     Other Information                                                                                          9

     Signatures                                                                                                 10





                               *   *   *   *   *

                         Part I - Financial Information

                       C. H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                       April 2         December 25
                         Assets                                                          1995             1994
                         ------                                                          ----             ----
                                                                                     (Unaudited)
 Current assets:
     Cash and cash equivalents                                                    $   2,485,763         1,533,015
     Receivables                                                                     11,793,048        14,915,198
     Services in progress                                                             2,648,981         1,840,429
     Income taxes receivable                                                            252,397             -
     Parts and supplies                                                               2,102,180         2,058,424
     Prepaid expenses                                                                   833,679            28,826
     Deferred income taxes                                                              829,366           795,623
                                                                                     ----------        ----------
                  Total current assets                                               20,945,414        21,171,515
                                                                                     ----------        ----------

 Property, plant and equipment, at cost                                              42,390,114        41,029,349
     Less accumulated depreciation                                                   26,896,358        26,065,152
                                                                                     ----------        ----------
                  Net property, plant and equipment                                  15,493,756        14,964,197
                                                                                     ----------        ----------
 Deferred income taxes                                                                  128,592           128,592
 Other assets                                                                           419,907           491,749
                                                                                     ----------        ----------
                                                                                  $  36,987,669        36,756,053
                                                                                     ==========        ==========

            Liabilities and Stockholders' Equity
            ------------------------------------

   Current liabilities:
     Current installments of long-term debt                                       $      37,667            37,667
     Accounts payable                                                                 1,738,668         1,675,260
     Accrued expenses                                                                 4,417,488         4,768,279
     Income taxes payable                                                               -                 334,114
                                                                                     ----------        ----------
                  Total current liabilities                                           6,193,823         6,815,320
                                                                                     ----------        ----------

 Long-term debt, excluding current installments                                       6,308,302         5,120,863
 Deferred income taxes                                                                  306,849           306,849

 Stockholders' equity (note 3):
     Common stock of $.05 par value.  Authorized
        8,000,000 shares; issued 3,162,692 shares                                       158,135           158,135
     Additional paid-in capital                                                       4,235,689         4,235,689
     Retained earnings                                                               22,340,529        22,688,158
     Equity adjustment from foreign currency translation                             (1,303,755)       (1,317,058)
                                                                                     ----------        ----------
                                                                                     25,430,598        25,764,924
     Less cost of common stock in treasury - 292,419 shares                          (1,251,903)       (1,251,903)
                                                                                     ----------        ----------
                  Total stockholders' equity                                         24,178,695        24,513,021
                                                                                     ----------        ----------
                                                                                  $  36,987,669        36,756,053
                                                                                     ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                  (Unaudited)





                                                                                      Fourteen-        Thirteen-
                                                                                        week             week
                                                                                       period           period
                                                                                       ended            ended
                                                                                       April 2          March 27
                                                                                        1995             1994
                                                                                        ----             ----
 Net sales                                                                          $  24,543,886       23,199,329
 Cost of sales                                                                         21,744,816       22,775,759
                                                                                       ----------       ----------
                    Gross profit                                                        2,799,070          423,570

 Selling, general and administrative expenses                                           3,282,268        2,728,767
                                                                                       ----------       ----------
                    Operating loss                                                       (483,198)      (2,305,197)
                                                                                       ----------       ----------

 Other income (expense):
     Interest income                                                                       32,233           22,746
     Interest expense                                                                    (111,333)         (79,253)
     Gain (loss) on disposal of property, plant
        and equipment, net                                                                 17,406             (938)
     Amortization of other assets                                                         (29,207)         (76,639)
     Miscellaneous                                                                          1,398            4,220
                                                                                       ----------       ----------
                    Total other expense, net                                              (89,503)        (129,864)
                                                                                       ----------       ----------

                    Loss before income taxes                                             (572,701)      (2,435,061)

 Income tax benefit                                                                       225,072          658,592
                                                                                       ----------       ----------

                    Net loss                                                        $    (347,629)      (1,776,469)
                                                                                       ==========       ==========


 Net loss per share                                                                 $        (.12)            (.62)
                                                                                       ==========       ==========

 Weighted average number of common shares outstanding                                   2,870,273        2,875,273
                                                                                       ==========       ==========





See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                     Fourteen-        Thirteen-
                                                                                       week             week
                                                                                      period           period
                                                                                       ended            ended
                                                                                      April 2          March 27
                                                                                       1995             1994
                                                                                       ----             ----
 Cash flows from operating activities:
     Net loss                                                                       $  (347,629)        (1,776,469)
     Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
          Depreciation of plant and equipment                                           942,118          1,000,692
          Amortization of other assets                                                   29,207             76,639
          Loss (gain) on disposal of property, plant
              and equipment, net                                                        (17,406)               938
          Deferred income taxes                                                         (33,743)            17,276
          Changes in assets and liabilities (see below)                                 642,289         (2,580,854)
                                                                                      ---------          ---------
                    Net cash provided (used) by operating activities                  1,214,836         (3,261,778)
                                                                                      ---------          ---------

 Cash flows from investing activities:
     Additions to property, plant and equipment                                      (1,569,975)          (635,064)
     Proceeds from disposal of property, plant and equipment                            118,038             16,459
                                                                                      ---------          ---------
                    Net cash used in investing activities                            (1,451,937)          (618,605)
                                                                                      ---------          ---------
 Cash flows from financing activities:
     Proceeds from bank line of credit borrowings                                     2,950,000          3,800,000
     Repayments on bank line of credit borrowings                                    (1,750,000)        (1,100,000)
     Current installments and repayment of other long-term debt                         (12,561)           (47,556)
                                                                                      ---------          ---------
                    Net cash provided by financing activities                         1,187,439          2,652,444
                                                                                      ---------          ---------

 Effect of exchange rate changes on cash and cash equivalents                             2,410            (86,395)
                                                                                      ---------          ---------

 Net increase (decrease) in cash and cash equivalents                                   952,748         (1,314,334)

 Cash and cash equivalents at beginning of period                                     1,533,015          2,659,040
                                                                                      ---------          ---------
 Cash and cash equivalents at end of period                                         $ 2,485,763          1,344,706
                                                                                      =========          =========

 Changes in assets and liabilities providing (using) cash:
     Receivables                                                                    $ 3,119,252         (2,019,460)
     Services in progress                                                              (808,555)          (546,961)
     Income taxes receivable                                                           (556,371)          (771,369)
     Parts and supplies                                                                 (43,676)          (107,367)
     Prepaid expenses                                                                  (804,116)          (501,886)
     Accounts payable                                                                    70,570            993,999
     Accrued expenses                                                                  (350,720)           607,104
     Income taxes payable                                                               (26,622)          (228,200)
     Other assets                                                                        42,527             (6,714)
                                                                                      ---------          ---------
                       Total                                                        $   642,289         (2,580,854)
                                                                                      =========          =========

See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)





1. In the opinion of the Company, the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present a fair statement of consolidated financial position as of April 2, 1995 and December 25, 1994, and the results of operations and cash flows for the fourteen-week period ended April 2, 1995 and the thirteen-week period ended March 27, 1994.

    The Company's fiscal year ends on the last Sunday of December.  For fiscal
       1995, the Company's operations include 53 weeks. Therefore, the period ended April 2, 1995 includes fourteen weeks while the period ended March 27, 1994 includes thirteen weeks.

2. The results of operations for the fourteen-week period ended April 2, 1995 and the thirteen-week period ended March 27, 1994 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the fourteen-week period ended April 2, 1995 are summarized as follows:


                                                                          Equity
                                                                        adjustment
                                            Additional                 from foreign        Treasury stock                  Total
                                  Common     paid-in       Retained      currency       ----------------------         stockholders'
                                  stock      capital       earnings     translation     Shares          Amount            equity
                                  -----      -------       --------     -----------     ------          ------            ------
 Balance at December 25, 1994  $  158,135    4,235,689     22,688,158   (1,317,058)     292,419      $  (1,251,903)     24,513,021

 Net loss                            -            -          (347,629)        -            -                  -           (347,629)

 Foreign currency translation
     adjustment                      -            -              -          13,303         -                  -             13,303
                                  -------    ---------     ----------    ---------      -------          ---------      ----------
 Balance at April 2, 1995      $  158,135    4,235,689     22,340,529   (1,303,755)     292,419      $  (1,251,903)     24,178,695
                                  =======    =========     ==========    =========      =======          =========      ==========


4. During the quarter ended April 2, 1995, no additional stock options were issued and 2,863 options have expired. As of April 2, 1995 and December 25, 1994, the Company had exercisable options outstanding to employees to purchase 146,290 and 149,153 common shares, respectively, at prices ranging from $7.25 to $11.14 per share.

                      Independent Auditors' Review Report



The Board of Directors and Stockholders
C. H. Heist Corp.:


We have reviewed the condensed consolidated balance sheet of C. H. Heist Corp. and subsidiaries as of April 2, 1995, and the related condensed consolidated statements of operations and cash flows for the fourteen-week period ended April 2, 1995 and the thirteen-week period ended March 27, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C. H. Heist Corp. and subsidiaries as of December 25, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   KPMG Peat Marwick LLP

Buffalo, New York
April 28, 1995

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
            CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS





Results of Operations

Sales in the temporary staffing segment increased $1,595,000 or 16.9% and decreased in the industrial maintenance segment $250,000 or 1.8%, resulting in an overall increase of $1,345,000 or 5.9% The increase in temporary staffing is due to greater penetration in the market areas served and overall increased demand for temporary personnel. The decrease in industrial maintenance sales was due to closing three operating offices resulting in a sales decrease of $689,000. Sales in Heist Field Services division (OMSI until May 1, 1995) decreased $1,374,000. In this division, turnaround work decreased $2,217,000 and field service repair increased $843,000. The decrease in turnaround work was due to job postponements until later in the year. The field service repair increase was the result of a major project at a chemical plant that will be reopened later this year. The decreases in the Heist Field Services division were offset by increases in painting sales of $1,460,000, primarily painting canal locks in Canada, increases in conventional equipment related sales of $745,000, due to greater demand for these services in existing markets, and an increase of $108,000 in insulation application and material sales.

Gross profit as a percent of sales increased from 1.8% to 11.4%. The Company did not have the substantial losses in the current fiscal quarter that were incurred in the prior year's comparable fiscal quarter at the Heist Field Services division. The Company has made major changes in the past year to achieve profitable results, but due to the job postponements and very competitive pricing, such results have not been achieved. Marketing efforts are now being focused on target customers, and effective May 1, 1995 the name has been changed to "Heist Field Services" because the Heist name is more clearly established in the marketplace for quality and service.

Selling, general and administrative expenses increased $554,000 or 20.3%.
    Costs incurred were to upgrade information systems to accommodate planned growth, consulting services to design a management reporting system that follows the Economic Value Added (EVA(R)) model, implementing an automated retrieval system in Ablest branch offices and personnel additions to strengthen the service to our customers.

Interest income increased due to increased amounts of excess cash invested at higher rates, on those investments in Canada. Interest expense increased due to higher interest rates on borrowed funds. Sales of fully utilized equipment resulted in a gain on sale of property, plant and equipment, net. Intangible assets relating to two acquisitions were fully amortized resulting in the decrease in amortization of the assets. Collectively the above caused the decrease in other expense, net.

Income tax benefits as a percent of pre tax loss was 39.3% for the current fiscal quarter. This represents the anticipated effective rate for 1995. The effective tax rate in the remaining quarters of the fiscal year may fluctuate as actual results are recorded.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     AND STATEMENTS OF EARNINGS, CONTINUED





Financial Position

The current and quick ratios were 3.4 to 1 and 2.7 to 1 for the current fiscal quarter compared to 3.1 to 1 and 2.7 to 1 as of December 25, 1994, respectively. Long-term debt increased $1,187,000 leaving open credit commitments at Manufacturers and Traders Trust Company of $3,800,000 and the Royal Bank of Canada of $357,000 (the U.S. dollar equivalent).

Cash and cash equivalents increased by $953,000 during the current fiscal quarter primarily due to decreases in accounts receivable, depreciation, and line of credit borrowing offset by the net loss for the period, expenditures for additions to property, plant and equipment, increases in prepaid expenses and reduction in accrued expenses.

Capital expenditures for the current fiscal quarter were $1,570,000. Of this amount $658,000 was for new equipment, $263,000 was for computer equipment and software and the remainder for replacement equipment. Commitments at April 2, 1995 were $367,000 of which $75,000 was for computer equipment and software and $292,000 was for new equipment.

                          Part II - Other Information





Item 6     Exhibits and Reports on Form 8-K

           (A) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended April 2, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C. H. Heist Corp.
                                               (Registrant)



Date May 16, 1995                              /s/ John L. Rowley
    -------------                              -------------------------
                                               John L. Rowley
                                               Vice President - Finance
                                               (Chief Financial Officer)