Form 10-Q/A
period 1995-04-02
HEIST C H CORP
filed 1995-06-27
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Form 10-Q/A

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

                                               C. H. Heist Corp.
                                               (Registrant)



Date June 27, 1995                             /s/ John L. Rowley
    --------------                             -------------------------
                                               John L. Rowley
                                               Vice President - Finance
                                               (Chief Financial Officer)

                               C.H. Heist Corp.

                         Quarterly Statement on Form

                                    10-Q/A

                       For Quarter Ended April 2, 1995


                                Exhibit Index

Exhibit
Number                          Description
- -------                         -----------

  27                            Financial Data Schedule
                                (for SEC use only)