Form 10-Q
period 1995-07-02
HEIST C H CORP
filed 1995-08-10
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended July 2, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


Commission file number 0-7907
                       ------

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

                                  813-461-5656
                                  ------------
              (Registrant's telephone number, including area code)

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

                         Yes    X            No
                            --------           --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - July 31, 1995.

                 Common stock, $.05 par value                 2,872,773
                 ----------------------------                 ---------
                           (Class)                      (Outstanding shares)

                       C. H. HEIST CORP. AND SUBSIDIARIES

                                     Index



Part I
   Financial Information

         Condensed Consolidated Balance Sheets-
              July 2, 1995 and December 25, 1994                            3

         Condensed Consolidated Statements of Earnings-
              thirteen week periods ended July 2, 1995 and
              June 26, 1994 and twenty-seven week period
              ended July  2, 1995 and the twenty-six week
              period ended June 26, 1994                                    4

         Condensed Consolidated Statements of Cash Flows-
              twenty-seven week period ended July  2, 1995 and the
              twenty-six week period ended June 26, 1994                    5

         Notes to Condensed Consolidated Financial Statements               6

         Independent Auditors' Review Report                                7

         Management's Discussion and Analysis of the
             Results of Operations and the Financial Condition             8-9


Part II
         Other Information                                                  10

         Signatures                                                         11


                                   * * * * *

                          Part I-Financial Information

                       C. H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                           July 2       December 25
                               Assets                                       1995           1994
                               ------                                       ----           ----
                                                                        (Unaudited)
 Current assets:
     Cash and cash equivalents                                         $  1,903,998       1,533,015
     Receivables                                                         13,887,372      14,915,198
     Services in progress                                                 2,542,297       1,840,429
     Parts and supplies                                                   2,121,929       2,058,424
     Prepaid expenses                                                       641,166          28,826
     Deferred income taxes                                                  776,362         795,623
                                                                       ------------    ------------
                 Total current assets                                    21,873,124      21,171,515
                                                                       ------------    ------------
Property, plant and equipment, at cost                                   44,425,056      41,029,349
     Less accumulated depreciation                                       27,823,607      26,065,152
                                                                       ------------    ------------
                 Net property, plant and equipment                       16,601,449      14,964,197
Deferred income taxes                                                       128,592         128,592
Other assets                                                                357,812         491,749
                                                                       ------------    ------------
                                                                       $ 38,960,977      36,756,053
                                                                       ============    ============
                 Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                            $     37,667          37,667
     Accounts payable                                                     1,798,999       1,675,260
     Accrued expenses                                                     4,405,259       4,768,279
     Income taxes payable                                                    36,586         334,114
                                                                       ------------    ------------
                 Total current liabilities                                6,278,511       6,815,320

Long-term debt, excluding current installments                            7,598,891       5,120,863
Deferred income taxes                                                       306,849         306,849
                                                                       ------------    ------------
                 Total liabilities                                       14,184,251      12,243,032
                                                                       ------------    ------------
Stockholders' equity (note 3):
     Common stock of $.05 par value. Authorized
        8,000,000 shares; issued 3,165,192 and 3,162,692
        shares for 1995 and 1994, respectively                              158,260         158,135
     Additional paid-in capital                                           4,253,689       4,235,689
     Retained earnings                                                   22,762,990      22,688,158
     Equity adjustment from foreign currency translation                 (1,146,310)     (1,317,058)
                                                                       ------------    ------------
                                                                         26,028,629      25,764,924
     Less cost of common stock in treasury - 292,419 shares              (1,251,903)     (1,251,903)
                                                                       ------------    ------------
                 Total stockholders' equity                              24,776,726      24,513,021
                                                                       ------------    ------------
                                                                       $ 38,960,977      36,756,053
                                                                       ============    ============


See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings

                                  (Unaudited)

                                                                          Thirteen-      Thirteen-    Twenty-seven      Twenty-six
                                                                            week           week            week            week
                                                                           period         period          period          period
                                                                            ended          ended           ended           ended
                                                                           July 2         June 26         July 2          June 26
                                                                            1995            1994           1995            1994
                                                                            ----            ----           ----            ----
Net sales                                                             $ 25,301,132      24,897,330      49,845,018      48,096,659
Cost of sales                                                           21,376,244      21,656,407      43,121,060      44,432,166
                                                                      ------------    ------------     -----------    ------------
         Gross profit                                                    3,924,888       3,240,923       6,723,958       3,664,493

 Selling, general and administrative
      expenses                                                           2,851,392       2,562,826       6,133,660       5,291,593
                                                                      ------------    ------------     -----------    ------------
         Operating income (loss)                                         1,073,496         678,097         590,298      (1,627,100)
                                                                      ------------    ------------     -----------    ------------
Other income (expense):
     Interest income                                                        38,887          18,309          71,120          41,055
     Interest expense                                                     (129,550)        (90,972)       (240,883)       (170,225)
     Gain (loss) on disposal of property,
     plant and equipment, net                                               18,710         (41,278)         36,116         (42,216)
     Amortization of other assets                                          (32,807)        (57,085)        (62,014)       (133,724)
     Miscellaneous                                                           4,593          11,523           5,991          15,743
                                                                      ------------    ------------     -----------    ------------
         Total other expense, net                                         (100,167)       (159,503)       (189,670)       (289,367)
                                                                      ------------    ------------     -----------    ------------
                 Earnings (loss) before
                      income taxes                                         973,329         518,594         400,628      (1,916,467)

Income tax expense (benefit)                                               550,868         113,755         325,796        (544,837)
                                                                      ------------    ------------     -----------    ------------
                 Net earnings (loss)                                  $    422,461         404,839          74,832      (1,371,630)
                                                                      ============    ============     ===========    ============
Net earnings (loss) per share                                         $    .15             .14             .03            (.48)
                                                                      ============    ============     ===========    ============
Weighted average number of common
     shares outstanding                                                  2,871,427       2,871,152       2,870,850       2,873,213
                                                                      ============    ============     ===========    ============





See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)
                                                                           Twenty-seven    Twenty-six
                                                                           week period     week period
                                                                              ended           ended
                                                                             July 2          June 26
                                                                              1995            1994
                                                                              ----            ----
Cash flows from operating activities:
      Net earnings  (loss)                                                 $    74,832     (1,371,630)

Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
            Depreciation of plant and equipment                              1,935,932      2,002,929
            Amortization of other assets                                        62,014        133,724
            Loss (gain) on disposal of property, plant
               and equipment, net                                              (36,116)        42,216
            Deferred income taxes                                               19,265        (24,639)
     Changes in assets and liabilities (see below)                            (763,950)    (3,829,591)
                                                                           -----------    -----------
                        Net cash provided (used) by operating activities     1,291,977     (3,046,991)
                                                                           -----------    -----------
Cash flows from investing activities:
     Additions to property, plant and equipment                             (3,632,509)    (1,511,642)
     Proceeds from disposal of property, plant and equipment                   178,165         21,477
                                                                           -----------    -----------
                        Net cash used in investing activities               (3,454,344)    (1,490,165)
                                                                           -----------    -----------

Cash flows from financing activities:
      Proceeds from bank line of credit borrowings                           4,950,000      5,706,000
      Repayments on bank line of credit borrowings                          (2,450,000)    (3,106,000)
      Repayment of other long-term debt                                        (21,972)       (91,973)
      Purchase of common shares for treasury                                        --        (38,125)

      Exercised stock options                                                   18,125             --
                                                                           -----------    -----------
                        Net cash provided by financing activities            2,496,153      2,469,902
                                                                           -----------    -----------
      Effect of exchange rate changes cash and cash equivalents                 37,197        (71,919)
                                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents                           370,983     (2,139,173)
Cash and cash equivalents at beginning of period                             1,533,015      2,659,040
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $ 1,903,998        519,867
                                                                           ===========    ===========
Changes in assets and liabilities providing (using) cash:
     Receivables                                                           $ 1,085,319     (3,679,617)
     Services in progress                                                     (693,197)      (486,466)
     Income taxes receivable                                                      --         (737,438)
     Parts and supplies                                                        (60,329)       (32,451)
     Prepaid expenses                                                         (610,218)      (326,723)
     Other assets                                                               72,494        (17,548)
     Accounts payable                                                          106,909        554,846
     Accrued expenses                                                         (368,109)     1,068,641
     Income taxes payable                                                     (296,819)      (172,835)
                                                                           -----------    -----------
                    Total                                                  $  (763,950)    (3,829,591)
                                                                           ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed consolidated financial statements

                                  (Unaudited)



1. In the opinion of the management of C.H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial positions as of July 2, 1995 and December 25, 1994, and the results of its earnings and cash flows for the thirteen and twenty-seven week periods ended July 2, 1995 and the thirteen and twenty-six week periods ended June 26, 1994.

   The Company's fiscal year ends on the last Sunday of December. For fiscal
     1995, the Company's earnings include 53 weeks. Therefore, the period ended July 2,1995 includes twenty-seven weeks while the period ended June 26, 1994 includes twenty-six weeks.

2. The results of operations for the thirteen and twenty-seven week periods ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the twenty-seven week period ended July 2, 1995 are summarized as follows:


                                                                              Equity
                                                                            adjustment
                                                 Additional                from foreign    Treasury stock            Total
                                     Common        paid-in     Retained      currency      --------------         stockholders'
                                     stock         capital     earnings     translation  Shares       Amount        equity
                                     -----       ----------    --------    ------------  ------       ------      -------------
Balance at December 25, 1994     $   158,135     4,235,689    22,688,158   $(1,317,058)  292,419   $(1,251,903)   $24,513,021

Net earnings                              --            --        74,832            --        --            --         74,832

Exercised options                        125        18,000            --            --        --            --         18,125
Foreign currency translation
    adjustment                            --            --            --       170,748        --            --        170,748
                                 -----------     ---------    ----------   -----------   -------   -----------   ------------
Balance at July 2, 1995          $   158,260     4,253,689    22,762,990   $(1,146,310)  292,419   $(1,251,903)  $ 24,776,726
                                 ===========     =========    ==========   ===========   =======   ===========   ============



4. During the quarter ended July 2, 1995, no additional stock options were issued, 1,090 options have expired and 2,500 options were exercised at $7.25. As of July 2, 1995 and December 25, 1994, the Company had exercisable options outstanding to employees to purchase 142,700 and 149,153 common shares, respectively, at prices ranging from $7.25 to $11.14 per share.

                      Independent Auditors' Review Report


The Board of Directors and Stockholders
C. H. Heist Corp.:


We have reviewed the condensed consolidated balance sheet of C. H. Heist Corp. and subsidiaries as of July 2, 1995, and the related condensed consolidated statements of earnings and cash flows for the thirteen and twenty-seven week periods ended July 2, 1995 and the thirteen and twenty-six week periods ended June 26, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C. H. Heist Corp. and subsidiaries as of December 25, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 25, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                      KPMG Peat Marwick LLP


Buffalo, New York
July 31, 1995

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION





Results of Operations

Sales increased during the current quarter by $404,000 or 1.6% and for the year to date period by $1,748,000 or 3.6%. Sales in the temporary staffing segment decreased $354,000 or 3.3% and increased by $1,240,000 or 6.2% during the current quarter and year to date, respectively. Sales in the industrial maintenance segment increased $758,000 or 5.3% and $508,000 or 1.8% during the current quarter and year to date, respectively. The decrease in the temporary staffing segment, for the quarter, was due to the loss of a few customers that implemented national contracts with competitors. The Company's policy prevents contracting high volume, low margin work, as in, these national agreements. Increases in painting sales, primarily in Canada, where we have a contract to paint the Peace Bridge were offset by the industrial maintenance sales decrease in the Heist Field Services division.

Gross profit as a percent of sales increased from 13.0% to 15.5% and 7.6% to 13.5% during the current quarter and year to date, respectively. The
  Company did not have the substantial losses in the current fiscal quarter that were incurred in the prior year's comparable fiscal quarter at the Heist Field Services division. The Company has made major changes in the past year to achieve profitable results, in this division, but due to job postponements and very competitive pricing, such results have not been achieved.

Selling, general and administrative expenses increased $288,000 or 11.2% for the quarter and $842,000 or 15.9% for the first six months. The increases resulted from the upgrade of information systems to accommodate planned growth, consulting services to design a management reporting system that follows the Economic Value Added (EVA') model, implementing an automated retrieval system in temporary staffing offices and personnel additions to strengthen the service to our customers.

Interest income increased due to excess cash invested at higher rates in the Canadian subsidiary. Interest expense increased due to higher interest rates on borrowed funds in the United States. Sales of fully utilized equipment resulted in a gain on sale of property, plant and equipment, net. Intangible assets relating to two acquisitions were fully amortized in 1994, resulting in the decrease in amortization of the assets in 1995. Collectively the above caused the decrease in other expense, net.

The effective tax rate is 56.6% for the current quarter and 81.3 % year to date. The difference between the estimated effective rate and the current quarter and year to date rates is caused by the reverse of the tax benefit recorded in the first quarter and by the effect of state franchise taxes. State taxes are owned in many states even when losses are incurred. The effective rates used in determining income taxes on the condensed consolidated statements of earnings are higher due to the interaction of actual results among the Company's domestic and foreign tax jurisdictions compared to the results estimated for the year. If earning projections do not change significantly, the Company expects that the year to date effective tax rate over the next two quarters will move towards the expected 46% rate.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION,
                                   CONTINUED




Financial Condition

The current ratio is 3.5 to 1 for the current fiscal quarter compared to 3.1 to 1 as of December 25, 1994. The quick ratio is 2.9 to 1 compared to 2.7 to 1 as of December 25, 1994. Long-term debt increased $2,500,000 leaving open credit commitments at Manufacturers and Traders Trust Company of $2,400,000 and at the Royal Bank of Canada of $357,000 (the U.S. dollar equivalent).

Cash and cash equivalents increased by $371,000 primarily due to a decrease in accounts receivable, net earnings, depreciation, increase in accounts payable and line of credit borrowing, offset by expenditures for additions to property, plant and equipment, increases in prepaid expenses and reduction in accrued expenses and income taxes payable.

Capital expenditures for the current fiscal quarter were $2,062,000. Of this amount $671,000 was for new equipment, $357,000 was for computer equipment and software and the remainder for replacement equipment. Commitments at July 2, 1995 were $388,000 of which $36,000 was for computer equipment and software and $352,000 was for new equipment.

                           Part II-Other Information





Item 6 Exhibits and Reports on Form 8-K

           (A)  Exhibit 27.1 Financial Data Schedule (for SEC use only)

           (B) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended July 2, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  C. H. Heist Corp.
                                                 (Registrant)




Date    July 31, 1995                             /s/ Mark R. Pfeil
        -------------                             ------------------------
                                                  Mark R. Pfeil
                                                  Chief Accounting Officer