Form 10-Q
period 1995-10-01
HEIST C H CORP
filed 1995-11-08
CIK 46653

                                C.H. HEIST CORP.
                                AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                October 1, 1995

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended October 1, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


Commission file number 0-7907
                      --------
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

                          Yes    X                  No
                              -------                  -------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - October 30, 1995

         Common stock, $.05 par value                  2,872,773
         ----------------------------                  ---------
                    (Class)                        (Outstanding shares)

                       C. H. HEIST CORP. AND SUBSIDIARIES

                                     Index



Part I
   Financial Information

         Condensed Consolidated Balance Sheets-
              October 1, 1995 and December 25, 1994                                   3

         Condensed Consolidated Statements of Earnings-
              thirteen week periods ended October 1, 1995 and
              September 25, 1994 and forty week period
              ended October 1, 1995 and the thirty-nine week
              period ended September 25, 1994                                         4

         Condensed Consolidated Statements of Cash Flows-
              forty week period ended October 1, 1995
              and the thirty-nine week period ended
              September 25, 1994                                                      5

         Notes to Condensed Consolidated Financial Statements                         6

         Independent Auditors' Review Report                                          7

         Management's Discussion and Analysis of the
                 Results of Operations and the Financial Condition                   8-9


Part II
         Other Information                                                            10

         Signatures                                                                   11


                             *    *    *    *    *

                          Part I-Financial Information

                       C. H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                          October 1         December 25
                      Assets                                                                1995               1994
                      ------                                                                ----               ----
                                                                                         (Unaudited)
   Current assets:
     Cash and cash equivalents                                                           $  2,431,876       1,533,015
     Receivables                                                                           16,823,833      14,915,198
     Services in progress                                                                   1,612,194       1,840,429
     Parts and supplies                                                                     2,104,410       2,058,424
     Prepaid expenses                                                                         647,064          28,826
     Deferred income taxes                                                                    766,233         795,623
                                                                                         ------------    ------------
                  Total current assets                                                     24,385,610      21,171,515
                                                                                         ------------    ------------

Property, plant and equipment, at cost                                                     46,783,161      41,029,349
     Less accumulated depreciation                                                         29,053,179      26,065,152
                                                                                         ------------    ------------
                  Net property, plant and equipment                                        17,729,982      14,964,197
Deferred income taxes                                                                         128,592         128,592
Other assets                                                                                  352,765         491,749
                                                                                         ------------    ------------
                                                                                         $ 42,596,949      36,756,053
                                                                                         ============    ============
                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
     Current installments of long-term debt                                              $     37,667          37,667
     Accounts payable                                                                       1,786,272       1,675,260
     Accrued expenses                                                                       5,300,932       4,768,279
     Income taxes payable                                                                     385,384         334,114
                                                                                         ------------    ------------
                  Total current liabilities                                                 7,510,255       6,815,320

Long-term debt, excluding current installments                                              9,189,474       5,120,863
Deferred income taxes                                                                         306,849         306,849
                                                                                         ------------    ------------
                  Total liabilities                                                        17,006,578      12,243,032
                                                                                         ------------    ------------
Stockholders' equity (note 3):
     Common stock of $.05 par value. Authorized
        8,000,000 shares; issued 3,165,192 and 3,162,692
        shares for 1995 and 1994, respectively                                                158,260         158,135
     Additional paid-in capital                                                             4,253,689       4,235,689
     Retained earnings                                                                     23,362,425      22,688,158
     Equity adjustment from foreign currency translation                                     (932,100)     (1,317,058)
                                                                                         ------------    ------------
                                                                                           26,842,274      25,764,924
     Less cost of common stock in treasury - 292,419 shares                                (1,251,903)     (1,251,903)
                                                                                         ------------    ------------
                  Total stockholders' equity                                               25,590,371      24,513,021
                                                                                         ------------    ------------
                                                                                         $ 42,596,949      36,756,053
                                                                                         ============    ============


See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Earnings

                                  (Unaudited)

                                              Thirteen-       Thirteen-       Forty          Thirty nine
                                                 week           week          week              week
                                                period         period         period           period
                                                ended           ended         ended             ended
                                                Oct. 1         Sept.25        Oct. 1           Sept.25
                                                 1995           1994           1995             1994
                                                 ----           ----           ----             ----
Net sales                                   $ 27,179,563      26,964,270      77,024,581      75,060,929
Cost of sales                                 22,958,087      23,030,052      66,079,147      67,462,218
                                            ------------    ------------    ------------    ------------
         Gross profit                          4,221,476       3,934,218      10,945,434       7,598,711

 Selling, general and administrative
      expenses                                 2,978,662       2,804,928       9,112,322       8,096,521
                                            ------------    ------------    ------------    ------------
         Operating income (loss)               1,242,814       1,129,290       1,833,112        (497,810)
                                            ------------    ------------    ------------    ------------

Other income (expense):
     Interest income                              34,698           9,437         105,818          50,492
     Interest expense                           (149,651)        (95,775)       (390,534)       (266,000)
     Gain (loss) on disposal of property,
     plant and equipment, net                    (10,050)         98,923          26,066          56,707
     Amortization of other assets                (31,008)        (32,857)        (93,022)       (166,581)
     Miscellaneous                                 2,450          (4,296)          8,441          11,447
                                            ------------    ------------    ------------    ------------
         Total other expense, net               (153,561)        (24,568)       (343,231)       (313,935)
                                            ------------    ------------    ------------    ------------

                 Earnings (loss) before
                      income taxes             1,089,253       1,104,722       1,489,879        (811,745)

Income tax expense                               489,818         554,595         815,614           9,758
                                            ------------    ------------    ------------    ------------
         Net earnings (loss)                $    599,435         550,127         674,267        (821,503)
                                            ============    ============    ============    ============

Net earnings (loss) per share               $        .21             .19             .24            (.29)
                                            ------------    ------------    ------------    ------------

Weighted average number of common
     shares outstanding                        2,872,773       2,870,273       2,871,461       2,872,233
                                            ============    ============    ============    ============





See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                         Forty                Thirty nine
                                                                                      week period             week period
                                                                                         ended                  ended
                                                                                      October 1              September 25
                                                                                        1995                     1994
                                                                                        -----                    ----
Cash flows from operating activities:
      Net earnings  (loss)                                                           $    674,267                 (821,503)
       Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
            Depreciation of plant and equipment                                         2,970,507                3,033,370
            Amortization of other assets                                                   93,022                  166,581
            Loss (gain) on disposal of property, plant
            and equipment, net                                                            (26,066)                 (56,707)
       Deferred income taxes                                                               34,938                   61,972
       Changes in assets and liabilities (see below)                                   (1,482,579)              (3,690,477)
                                                                                     ------------             ------------
                Net cash provided (used) by operating activities                        2,264,089               (1,306,764)
                                                                                     ------------             ------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                        (5,719,278)              (2,643,936)
     Proceeds from disposal of property, plant and equipment                              178,165                  167,163
                                                                                     ------------             ------------
                Net cash used in investing activities                                  (5,541,113)              (2,476,773)
                                                                                     ------------             ------------

Cash flows from financing activities:
      Proceeds from bank line of credit borrowings                                      7,250,000                6,956,000
      Repayments on bank line of credit borrowings                                     (3,150,000)              (5,056,000)
      Repayment of other long-term debt                                                   (31,389)                (102,847)
      Purchase of common shares for treasury                                                 --                    (38,125)
      Exercised stock options                                                              18,125                     --
                                                                                     ------------             ------------
                Net cash provided by financing activities                               4,086,736                1,759,028
                                                                                     ------------             ------------
 Effect of exchange rate changes on cash and cash equivalents                              89,149                  (44,200)
                                                                                     ------------             ------------
 Net increase (decrease) in cash and cash equivalents                                     898,861               (2,068,709)
 Cash and cash equivalent at beginning of period                                        1,533,015                2,659,040
                                                                                     ------------             ------------
 Cash and cash equivalents at end of period                                          $  2,431,876                  590,331
                                                                                     ============             ============

Changes in assets and liabilities providing (using) cash:
     Receivables                                                                      $(1,773,863)              (3,019,518)
     Services in progress                                                                 246,926               (1,422,295)
     Income taxes receivable                                                                 --                   (489,428)
     Parts and supplies                                                                   (38,874)                (187,469)
     Prepaid expenses                                                                    (615,328)                (282,353)
     Other assets                                                                          47,428                  (69,097)
     Accounts payable                                                                      88,985                1,236,728
     Accrued expenses                                                                     518,741                  718,695
     Income taxes payable                                                                  43,406                 (175,740)
                                                                                     ------------             ------------
                Total                                                                $ (1,482,579)              (3,690,477)
                                                                                     ============             ============

     See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed consolidated financial statements

                                  (Unaudited)



1. In the opinion of the management of C.H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of October 1, 1995 and December 25, 1994, and the results of its earnings and cash flows for the thirteen and forty week periods ended October 1, 1995 and the thirteen and thirty nine week periods ended September 25, 1994.


     The Company's fiscal year ends on the last Sunday of December. For fiscal
         1995, the Company's fiscal year will include 53 weeks. Therefore, the period ended October 1, 1995 includes forty weeks while the period ended September 25, 1994 includes thirty nine weeks.

2. The results of operations for the thirteen and forty week periods ended October 1,1995 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the forty week period ended October 1, 1995 are summarized as follows:


                                                                          Equity
                                                                        adjustment
                                              Additional                from foreign            Treasury stock          Total
                                  Common       paid-in       Retained    currency               --------------       stockholders'
                                  stock        capital       earnings   translation         Shares      Amount         equity
                                  -----        ---------     --------   ------------        ------      ------       -----------
Balance at December 25, 1994   $   158,135     4,235,689    22,688,158    $(1,317,058)      292,419   $(1,251,903)   $24,513,021

Net earnings                          --            --         674,267        --                --          --           674,267

Exercised options                      125        18,000          --          --                --          --            18,125
Foreign currency translation
    adjustment                        --            --            --          384,958           --          --           384,958
                               -----------   -----------   -----------    -----------   -----------    -----------  ------------
Balance at October 1,1995      $   158,260     4,253,689    23,362,425    $(  932,100)      292,419   $(1,251,903)  $ 25,590,371
                               -----------   -----------   -----------    -----------   -----------    -----------  ============



4. During the quarter ended October 1, 1995, no additional stock options were issued, expired or exercised. As of October 1, 1995 and December 25, 1994, the Company had exercisable options outstanding to employees to purchase 142,700 and 149,153 common shares, respectively, at prices ranging from $7.25 to $11.14 per share.

                      Independent Auditors' Review Report


The Board of Directors and Stockholders
C. H. Heist Corp.:


We have reviewed the condensed consolidated balance sheet of C. H. Heist Corp. and subsidiaries as of October 1, 1995, and the related condensed consolidated statements of earnings and cash flows for the thirteen and forty week periods ended October 1,1995 and the thirteen and thirty nine week periods ended September 25, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Buffalo, New York
October 30, 1995

                  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF THE
               RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION




Results of Operations

Sales increased by $215,000 or 0.8% for the quarter and $1,964,000 or 2.6% year to date. Sales for the temporary staffing segment decreased $830,000 or 6.8% for the quarter and increased $411,000 or 1.3% year-to-date. The decline in sales was due to the loss of a few customers that implemented discounted or national contracts and our decision in some cases not to provide staffing that was low rate, high refill and requiring high staff hours to service. Sales in the industrial maintenance segment increased for the quarter $1,045,000 or 7.1% and $1,553,000 or 3.6% year-to-date. For the quarter, sales increased in the conventional equipment related services and insulation sales and application. Year-to-date the increases were due to painting, primarily the Peace Bridge painting and lead abatement project, conventional equipment related services and insulation sales and application.

Gross profit as a percent of sales increased from 14.6% to 15.5% and 10.1% to 14.2% during the current quarter and year to date, respectively. The improvement in the current quarter gross profit was primarily due to the Canadian subsidiary margin increase. The Company did not have the substantial losses, year to date, that were incurred in 1994's comparable period, by the Heist Field Services division.

Selling, general and administrative expenses increased $174,000 or 6.2% for the quarter and $1,016,000 or 12.5% for the first nine months. The increases resulted from the upgrade of information systems to accommodate planned growth, consulting services to design a management reporting system that follows the Economic Value Added (EVA(R)) model, implementing an automated retrieval system in temporary staffing offices and personnel additions to strengthen the service to our customers.

Interest income increased due to excess cash invested at higher rates in the Canadian subsidiary. Interest expense increased due to higher interest rates on borrowed funds in the United States and higher average debt levels. Sales of fully utilized equipment resulted in a net loss on sale of property, plant and equipment during the current quarter and a net gain year to date. Intangible assets relating to two acquisitions were fully amortized in 1994, resulting in the decrease in amortization expense in 1995. Collectively the above caused the increase in other expense, net, compared to 1994 year to date.

The effective tax rate is 45.0% for the current quarter and 54.7% year to date.
    State taxes are owed in many states even when losses are incurred. The effective rates used in determining income taxes on the condensed consolidated statements of earnings are higher than U.S. statutory tax rates, due to the interaction of actual results among the Company's domestic and foreign tax jurisdictions compared to the results estimated for the year. If earning projections do not change significantly, the Company expects that the year to date effective tax rate over the next quarter will move towards 49%.

                  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF THE
               RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION,
                                   CONTINUED



Financial Condition

The current ratio is 3.2 to 1 for the current fiscal quarter compared to 3.1 to 1 as of December 25, 1994. The quick ratio is 2.8 to 1 compared to 2.7 to 1 as of December 25, 1994. Long-term bank line debt increased $1,600,000, in this quarter, leaving open credit commitments at Manufacturers and Traders Trust Company of $900,000 and at the Royal Bank of Canada of $357,000 (the U.S. dollar equivalent).

Cash and cash equivalents increased by $899,000 primarily due to earnings, proceeds from the sale of property, plant and equipment, proceeds from exercised stock options and positive exchange rate changes, less repayment of long term debt.

Capital expenditures for the current fiscal quarter were $2,087,000. Of this amount $1,149,000 was for new equipment, $500,000 was for computer equipment and software and the remainder for replacement equipment. Capital expenditures, year to date, were funded by the net increase in borrowings, depreciation and amortization, less financing needed for working capital.

                           Part II-Other Information





Item 6 Exhibits and Reports on Form 8-K

           (A)  Exhibit 27.1 Financial Data Schedules (for SEC use only)

           (B) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended October 1, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 C. H. Heist Corp.
                                                 (Registrant)




Date    October 30, 1995                         /s/ Mark R. Pfeil
        -----------------                        --------------------------
                                                 Mark R. Pfeil
                                                 Chief Accounting Officer