Form 10-K405
period 1995-12-31
HEIST C H CORP
filed 1996-03-28
CIK 46653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

                        COMMISSION FILE NUMBER:  0-7907

                              C. H. HEIST CORP.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


           New York                                  16-0803301
---------------------------------       ---------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

     810 North Belcher Road
      Clearwater, Florida                                34625
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                               (813) 461-5656
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


                        Common Stock, $.05 par value
-------------------------------------------------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

     The aggregate market value of the Registrant's common shares held by non-affiliates at January 31, 1996 was approximately $7,450,000. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, its directors, and those who have filed a
Schedule 13D with respect to beneficial ownership of the Registrant's common shares. This determination of affiliate status has been made solely for the purposes of this report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

     The number of common shares of the Registrant outstanding at March 16, 1996 was 2,872,773.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in the following parts of this report: Part I and II -- the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, which appears as
Exhibit 13 to this Form 10-K; Part III -- the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 10, 1996.

                                    PART I

ITEM 1. BUSINESS

General. C.H. Heist Corp. and its subsidiaries (the "Company") are engaged in two industry segments; industrial maintenance and temporary staffing. The Company operates in both segments in the United States and indusrial maintenance in Canada. Other than the opening or closing of certain service facilities and temporary staffing offices in the normal course of business, the Company expects to continue its operations as presently conducted.


                        Industrial Maintenance Services

     The Company performs high-pressure water maintenance cleaning services, primarily by the use of mobile high-pressure water pumping units, on industrial and chemical equipment and facilities. The Company's services also include sandblasting, industrial painting, and the vacuuming of wet and dry industrial wastes. The Company installs, maintains and sells insulation for commercial applications. The Company also engages in the business of exchanger extraction and insertion, shell side cleaning, tube cleaning and field service repairs of heat exchangers for the same client base as the Company. The services are performed through the use of specialized automated mechanical equipment which is generally regarded as state of the art. business.

     The Company's principal customers include oil refineries, petrochemical, chemical, ferrous and non-ferrous metal plants, mining installations, governmental authorities, nuclear and fossil fuel electric generating plants and pulp and paper mills.

     Sales of industrial maintenance services to one customer, E. I. Dupont De Nemours and Company, accounted for approximately 12.9% of the Company's sales during its fiscal year ended December 31, 1995. The total amount of services purchased by this customer is an aggregate of services provided at a number of separate plants. Plant managers at the respective plants generally make the decisions as to whether or not to use the Company's services, and no single plant accounts for 10% or more of the Company's sales. If the contracts with this customer were not renewed, it would have a substantial impact on the Company's operations.

     Many of the Company's industrial maintenance services are performed outdoors, but the Company does not consider its business to be seasonal. However, due in part to weather factors, the first quarter of the Company's fiscal year has historically produced the lowest levels of revenue and profitability.

     The Company from time to time investigates and develops new equipment components, tools and methods for use in the conduct of its operations. Most of the components in its equipment are designed to the Company's specification. The amounts expended for such activities, all of which were performed at a Company facility, during the fiscal years ended December 31, 1995, December 25, 1994 and December 26, 1993 amounted to $182,542, $154,417 and $235,065 respectively. During the fiscal year ended December 31, 1995, these services were performed primarily by seven individuals who were employed by the Company on a full-time basis.

     The Company competes with numerous other companies engaged in high-pressure water maintenance cleaning services, industrial painting, maintenance-cleaning of heavy industrial equipment through the use of mechanical, chemical and other methods, the vacuum removal of dry and wet industrial waste, and the installation and maintenance of insulation. The Company does not believe that any single competitor is dominant in any of these services.

     The Company is not aware of any material changes in the competitive condition in this industry segment which occurred during the 1995 fiscal year. Competition is primarily based upon quality of services and price.

     The Company is subject to various statutes and regulations respecting control of noise, air, water and land pollution. In addition, its customers may be subject to other environmental protection statues and regulations relating to some of the industrial maintenance services rendered by the Company. From time to time modifications or improvements have been required in the Company's equipment in order to comply with government regulations, including those relating to safety and noise reductions. Such modifications or improvements have not resulted in any material capital expenditures nor are any anticipated for such purpose in the foreseeable future.

                            Temporary Help Services

     The Company also supplies temporary employees in the U.S. through Ablest Service Corp. ("Ablest"), a wholly owned subsidiary of the Company. Ablest is a temporary staffing organization with 25 offices located in the Eastern United States with the capability to supply temporary employees for the clerical, industrial and technical needs of their customers. Ablest does not have any principal customers, nor does it service any specific industry or field. Instead, its services are provided to a broad based customer list.

     The temporary staffing business is highly competitive. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the temporary staffing field are reliability, personnel and price.

Industry Segments and Service Activities. The following table is a summary of information relating to the Company's operations in its two industry segments for each of the Company's last three fiscal years:



                                             Fiscal Year Ended
                                -------------------------------------
   In                             Dec.31,      Dec.25,     Dec.26,
   Thousands                       1995         1994        1993
   ---------                    ----------     -------    -----------

   Sales to Unaffiliated
     Customers:
      Industrial
        Maintenance             $57,974        $58,469    $46,383
      Temporary Staffing         44,685*        44,103*    36,093*

   Operating Income (loss):
    Industrial
    Maintenance                     488         (1,930)      (900)
    Temporary Staffing            2,922          3,401      2,359

   Identifiable Assets:
    Industrial
        Maintenance              30,468         29,948     27,427
    Temporary Staffing            7,588          5,704      5,002

     * These sales figures do not include intersegment sales of approximately $134,000, $152,000 and $141,000 in 1995, 1994 and 1993, respectively.

     The following table sets forth the approximate amounts of total sales and revenues by service activity within the Company's dominant industry segment (industrial maintenance) for each of the Company's last three fiscal years:



                            Fiscal Year Ended
   Industrial         -----------------------------
   Maintenance        Dec.31     Dec.25     Dec.26
Sales and Revenues     1995       1994       1993
--------------------  -----      ------     -------

Hydro/Mechanical        72%        74%         66%

Sandblasting and        17%        15%         21%
  Painting

Other                   11%        11%         13%

     Working Capital. By virtue of the nature of the Company's business segments and the size and financial status of its customers, the attainment and maintenance of high levels of working capital is not required, other than to meet debt requirements as disclosed in Note 4 to the Consolidated Financial Statements on page 15 of the Company's Annual Report to Shareholders which is incorporated herein by reference.

     Backlog. In view of the fact that the Company's services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

     Employees. On December 31, 1995, the Company employed approximately 3,600 persons of whom 251 persons were employed on a full-time basis and the remainder were part-time and temporary employees. Some of the Company's industrial maintenance employees are represented by unions. The Company considers its employee relations to be good.

     Canadian Operations. The following table sets forth the relative contributions in U.S. dollars to sales, operating income and identifiable assets attributable to the Company's Canadian operations for the last three fiscal years:






In Thousands                1995    1994       1993
------------               ------  -------    -------
Sales to Unaffiliated
  Customers                14,483  $12,673    $12,643

Operating Income            1,118  $   549    $  (542)
  (Loss)

Identifiable Assets        10,093  $ 9,451    $ 8,479


There were no export sales during any period. Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II Item 7 hereof, for a discussion of the decline in operating income for 1993. The operating loss was due to a loss on a contract painting job.

Executive Officers of Registrant


     (a)  Identification.  The Company's executive officers are:


                                                        Served as
                           Position and                 Executive
                           Office with                  Officer
Name                 Age   Registrant                   Since
----                 ---   ------------                 ----------

Charles H. Heist      45   Chairman of the                  1978
                           Board of Directors
                           and President

John L. Rowley        52   Vice President -                 1979
                           Finance and
                           a Director

Isadore Snitzer       74   Secretary                        1956

W. David Foster       61   President - Chief                1976
                           Operating Officer
                           Ablest Service Corp.

Frank C. Trotter      61   Vice President -                 1985
                           Chief Operating
                           Officer, C. H.
                           Heist Corp.

Duane F. Worthington  44   Vice President -                 1989
                           U.S. Operations,
                           C. H. Heist Corp.

Andrew R. Crowe, Jr.  44   Vice President -                 1990
                           Chief Operating
                           Officer, C. H.
                           Heist, Ltd.


John D. Biehl         52   Vice President  -                1990
                           Inpro Industries Division

Kurt R. Moore         37   Vice President -                 1991
                           Ablest Service Corp.

Thomas B. Boisture    44   Vice President -                 1993
                           Engineering and
                             Development,
                           C. H. Heist Corp.


     (b) Family Relationships. None of the officers has any family relationship with any other officer of the Company.

     (c) Arrangements and Understandings. There are no arrangements or understandings pursuant to which the above officers were elected.

     (d) Business Experience. Messrs. Charles H. Heist, John L. Rowley, W. David Foster, Frank C. Trotter, Duane F. Worthington, Andrew R. Crowe, Jr. and John D. Biehl have been employees of the Company for more than five years. Mr. Snitzer is a partner in the Buffalo, New York, law firm of Borins, Setel, Snitzer & Brownstein, and its predecessors, which firm has served as general counsel to the Company, for more than five years. Kurt R. Moore joined Ablest Service Corp. in June of 1991. From May 1989 through May 1991, Mr. Moore was an area Vice President of Talent Tree, a temporary help company in Houston, Texas, and for the seven years prior thereto, he was a District Manager for Norrell Corp., a temporary help company in Atlanta, Georgia. Thomas Boisture joined the Company on June 28, 1993 when OMSI was acquired. Mr. Boisture from 1987 to joining Ohmstede Mechanical Services, Inc., in 1989 was a manager for a mechanical contracting company in Houston, Texas. For thirteen years prior to that Mr. Boisture served in management at Exxon, a major U.S. oil refining company, in mechanical, operational, environmental and technical positions.

     (e) Involvement in Certain Legal Proceedings.  None.

ITEM 2. PROPERTIES

     The Company's Ablest Service Corp. subsidiary owns the executive office facilities for C.H. Heist Corp. and Ablest Service Corp. in Clearwater, Florida. The Company owns and leases properties in Buffalo, New York which house its administrative offices, warehouse and Methods and Development facilities. The leased facilities in Buffalo are leased from persons who are affiliates of certain officers and directors. See Part III, Item 13 "Certain Relationships and Related Transactions", below, the response to which is incorporated by reference.

     The daily operations of the Company are currently operated out of 24 service facilities and 25 temporary help offices as well as six Regional Centers. The Regional Centers are covered by short term leases. Eighteen service facilities and 25 temporary help offices are located in the continental United States and six service facilities are located within Canada. With respect to the service facilities, 12 are owned by the Company, and twelve service areas and all of the temporary help offices are subject to leases with various expiration dates. The Company considers its service facilities, temporary help offices and Regional Centers suitable and adequate for servicing its customers. Two additional owned service facilities are vacant and for sale.

     In meeting the requirements of its industrial maintenance customers, the Company relies on its extensive, specially designed and equipped (to Company's specifications) mobile equipment, which must be kept in good repair and replaced from time to time. The Company considers this equipment adequate for current operations. Each of the Company's active service facilities has mobile equipment permanently assigned to it by the Company.

     Certain of the properties owned by the Company are subject to mortgages. Reference is made to Note 4 to the Consolidated Financial Statements on page 15 in the Company's Annual Report to Shareholders, which is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1995.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

     The information in response to this item is hereby incorporated by reference to the information presented on page 20 and 21 of the Company's 1995 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     The information in response to this item is hereby incorporated by reference to the information presented at page 8 in the Company's 1995 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in response to this item is hereby incorporated by reference to the information presented at pages 9 through 10 in the Company's 1995 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information and independent auditors report required in response to this item is hereby incorporated by reference to pages 10 through 20 in the Company's 1995 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is hereby incorporated by reference to the information under the caption "Nominees for Directors" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 10, 1996, except insofar as information with respect to executive officers is presented in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is hereby incorporated by reference to the information under the caption "Compensation of Executive Officers" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in conjunction with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 10, 1996; provided, however, that information appearing under the headings "Report on Executive Compensation by the Compensation Committee and Board of Directors" and "Common Stock Performance" is not incorporated herein and should not be deemed to be included in this document for any purposes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is hereby incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 10, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is hereby incorporated by reference to the information under the caption "Certain Transactions" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 10, 1996.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

         (1) Financial Statements and Schedules

         See Index to Financial Statements and Schedules at page 13.

         (2) Exhibits

         Exhibits identified below are filed herewith or incorporated herein by reference to the documents indicated in parentheses.


Exhibit
Number   Description


3.1 Restated Certificate of Incorporation of Registrant dated January 19, 1983. (Exhibit to the Company's Form 10-K Report for the year ended June 25, 1989).

3.2 Certificate of Amendment of Certificate of Incorporation of the Company (Appendix A to the Company's definitive Proxy Statement in connection with its Annual Meeting held on May 11, 1992).

3.3 Amended By-laws of the Registrant adopted August 27, 1990 (Exhibit to the Company's Form 10-K Report for the year ended June 24, 1990).

10.1 Lease Agreement dated December 1, 1974, and related Amendment of Lease, dated March 1, 1985, between the Company and the Trust under the Will of Helen J. Heist relating to property located at Cheektowaga, New York. (Exhibit to the Company's Form 10-K Report for the year ended June 25, 1989).

10.2 Lease, dated November 15, 1983, and related Extension Agreement dated February 18, 1987, between the Company and certain Officers, Directors and Security holders of the Company relating to property located at Marietta, Ohio. (Exhibit to the Company's Form 10-K Report for the year ended June 25, 1989).

10.3 Lease, dated December 1, 1970, and related Extension Agreement, dated December 18, 1985, between certain Officers, Directors and Security holders of the Company and the Company relating to property located at Oregon, Ohio. (Exhibit to the Company's Form 10-K Report for the year ended June 25, 1989).

10.4 Business Loan Agreement with Manufacturers and Traders Trust Company dated April 2, 1979, together with related extensions and renewals. (Exhibit to the Company's Form 10-K Report for the year ended June
         1989).

10.5 Letter Agreement with Manufacturers and Traders Trust Company dated December 22, 1987 (Exhibit to the Company's Form 10-K for the year ended June 26, 1988).

10.6 Consulting Agreement, dated November 15, 1988, between the Company and Willard F. Foster. (Exhibit to the Company's Form 10-K Report for the year ended June 25, 1989).

10.7 Purchase Agreement, dated as of May 19, 1989, with Pipe & Boiler Insulation, Inc. (Exhibit to the Company's Form 8-K Report dated July 31, 1989).

10.8 Letter Agreement, dated October 22, 1990, with Manufacturers and Traders Trust Company. (Exhibit to the Company's Form 10-K Report for the Transition Period ended December 30, 1990).

10.9 Letter Agreement, dated April 24, 1992, with Manufacturers and Traders Trust Company. (Exhibit to the Company's Form 10-K Report for the year ended December 27, 1992.)

10.10 Management Incentive Plan of the Company dated August 17, 1992. (Exhibit to the Company's Form 10-K Report for the year ended December 27, 1992.)

10.11 Amendment to Business Loan Agreement dated October 29, 1993. (Exhibit to the Company's Form 10-K Report for the year ended December 28, 1993)
         10.12 Business loan agreement with Manufacturers and Traders Trust Company dated December 28, 1993. (Exhibit to the Company's Form 10-K Report for the year ended December 28, 1993.)

10.13 Purchase agreement, dated June 28, 1993, with Ohmstede Mechanical Services, Inc. (Exhibit to the Company's Form 8-K Report dated June 28, 1993.)

10.14 Business Loan Agreement with Manufacturers and Traders Trust Company dated December 22, 1994.

10.15 * Corporate Revolving Term Loan Agreement with Manufactures and Traders Trust Company dated August 21, 1995.

13     * 1995 Annual Report to Shareholders.

21 Subsidiaries of the Registrant. (Exhibit to the Company's Form 10-K Report for the Transition Period ended December 30, 1990).

23     * Consent of KPMG Peat Marwick LLP to incorporation of reports into Form
         S-8 No. 33-48497.

27.1   * Financial Data Schedule (for SEC use only)
--------------------

* Filed herewith.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

     The Company will furnish, without charge to a security holder upon request, a copy of the documents portions of which are incorporated by reference (1995 Annual Report to Security Holders) and will furnish any other exhibit at cost.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                   Form 10-K
                           Items 8, 14(a)(1) and (2)


                                                                                    Page reference
                                                                                    ----------------
                                                                                    Annual     Form
                                                                                    Report    10-K
                                                                                    -------  -------

The financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below:

      Independent Auditors' Report                                                   10

      Financial Statements:
       Consolidated Balance Sheets as of December 31, 1995 and
       December 25, 1994                                                             11

      Consolidated Statements of Earnings for the years ended December 31, 1995,
       December 25, 1994 and  December 26, 1993                                      12

      Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 1995, December 25, 1994 and December 26, 1993              12

      Consolidated Statements of Cash Flows for the years ended December 31, 1995,
       December 25, 1994 and  December 26, 1993                                      13

      Notes to Consolidated Financial Statements                                    15 - 19

The following consolidated financial statement schedules of the registrant and its subsidiaries are included in Item 14(a)(1):

      Independent Auditors' Report                                                                    14

      Schedule:
      VII - Valuation Account                                                                         15



Schedules other than those listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the consolidated financial statements, including the notes thereto.

                        Independent Auditors' Report



The Board of Directors
C.H. Heist Corp.:

Under date of February 16, 1996, we reported on the consolidated financial statements of C.H. Heist Corp. and subsidiaries as listed in the accompanying index. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             KPMG Peat Marwick LLP


Buffalo, New York
February 16, 1996

                                                                    Schedule II

                      C.H. HEIST CORP. AND SUBSIDIARIES

                              Valuation Account


                                                Additions
                                   Balance at   charged to    Accounts       Balance
                                   beginning    costs and    receivable      at end
Allowance for doubtful accounts:   of period    expenses     written off    of period
                                   ---------    --------     -----------    ---------

   Year ended December 26, 1993    $ 288,424     360,268     (291,991)      356,701
                                   =========     =======     ========       =======


   Year ended December 25, 1994    $ 356,701     174,441     (168,599)      362,543
                                   =========     =======     ========       =======


   Year ended December 31, 1995    $ 362,543     114,979      (51,288)      426,234
                                   =========     =======     ========       =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 4, 1996

                                               C. H. HEIST CORP.



                                               By:  /s/ John L. Rowley
                                                    ------------------------
                                                     John L. Rowley
                                                     Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

C. H. HEIST CORP.


By: /s/ Charles H. Heist              By: /s/ John L. Rowley
    ---------------------                 ---------------------------------
    Charles H. Heist                      John L. Rowley, Director and Vice
    Chairman of the Board                 President-Finance-Chief Financial
    and President                         Officer-Asst. Secretary



By: /s/ Willard F. Foster             By: /s/ Chauncey D. Leake, Jr.
    ---------------------                 ---------------------------------
    Willard F. Foster                     Chauncey D. Leake, Jr.
    Director                              Director




By: /s/ Richard J. O'Neil             By: /s/ Charles E. Scharlau
    ---------------------                 ---------------------------------
    Richard J. O'Neil                     Charles E. Scharlau
    Director                              Director



March 4, 1996

                                 EXHIBIT INDEX




Exhibit                                                              Page or
Number          Description                                          Reference
------          -----------                                          ---------
3.1             Restated Certificate of Incorporation                   (1)
                of Registrant dated January 19, 1983

3.2             Certificate of Amendment of Certificate                 (2)
                of Incorporation of the Registrant

3.4 Amended By-laws of the Registrant adopted on August 27, 1990

10.1            Lease Agreement dated December 1, 1974, and             (1)
                related Amendment of Lease, dated March 1, 1985,
                between the Company and the Trust under the Will
                of Helen J. Heist relating to property located
                at Cheektowaga, New York

10.2            Lease, dated November 15, 1983, and related             (1)
                Extension Agreement dated February 18, 1987,
                between the Company and certain Officers,
                Directors and Security holders of the Company
                relating to property located at Marietta, Ohio

10.3            Lease, dated December 1, 1970, and related              (1)
                Extension Agreement, dated December 18, 1985,
                between certain Officers, Directors and Security
                holders of the Company and the Company relating
                to property located at Oregon, Ohio

10.4            Business Loan Agreement with Manufacturers and          (1)
                Traders Trust Company dated April 2, 1979,
                together with related extensions and renewals

10.5            Letter Agreement with Manufacturers and Traders         (3)
                Trust Company, dated December 22, 1987

10.6            Consulting Agreement, dated November 15, 1988,          (1)
                between the Company and Willard F. Foster

10.7            Purchase Agreement, dated as of May 17, 1989,           (3)
                with Pipe & Boiler Insulation, Inc.

10.8            Letter Agreement, dated October 22, 1990,               (4)
                with Manufacturers and Traders Trust Company

10.9            Letter Agreement, dated April 24, 1992, with            (5)
                Manufacturers and Traders Trust Company

10.10           Management Incentive Plan of the Company dated          (5)
                August 18, 1992

10.11           Amendment to Business Loan Agreement dated              (7)
                October 29, 1993

10.12           Business Loan Agreement with Manufacturers and          (7)
                Traders Trust Co. dated October 29, 1993


10.13           Purchase agreement dated June 28, 1993 with             (6)
                Ohmstede Mechanical Services, Inc.

10.14           Business Loan Agreement with Manufacturers and          (8)
                Trades Trust Company dated December 22, 1994.

10.15           Corporate Revolving Term Loan Agreement with            (9)
                Manufactuers and Traders Trust Company dated
                August 21, 1995.

13              1995 Annual Report to Shareholders                      (9)

21              Subsidiaries of the Registrant                          (4)

23              Consent of KPMG Peat Marwick LLP to incorporation of
                reports into Form S-8 No. 33-48497                      (9)

27              Financial Data Schedule (for SEC use only)


----------------------


(1) Filed as an Exhibit to the Registrant's Form 10-K Report for the year ended June 25, 1989 and incorporated herein by reference.

(2) Filed as Appendix A to the Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders held on May 11, 1992.

(3) Filed as an Exhibit to the Registrant's Form 10-K Report for the year ended June 26, 1988 and incorporated herein by reference.

(4) Filed as an Exhibit to the Registrant's Form 10-K Report for the Transition Period ended December 30, 1990 and incorporated herein by reference.

(5) Filed as an Exhibit to the Registrant's Form 10-K Report for the period ended December 27, 1992 and incorporated herein by reference.

(6) Filed as an Exhibit to the Registrant's Form 8-K Report dated June 28, 1993 and incorporated herein by reference.

(7) Filed as an Exhibit to the Registrant's Form 10-K Report for the period ended December 26, 1993 and incorporated herein by reference.

(8) Filed as an exhibit to the registrant form 10-K report for the period ended December 25, 1994 and incorporated herein by reference.

(9)  Filed as an Exhibit to this report.