Form 10-Q
period 1996-03-31
HEIST C H CORP
filed 1996-05-08
CIK 46653

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form l0-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 31, 1996.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission file number 0-7907
                       ------
C. H. Heist Corp.
- -----------------
(Exact name of registrant as specified in its charter)


            New York                                       16-0803301
            --------                                       ----------
 (State or other jurisdiction of                 Employer Identification Number)
 incorporation or organization)

        810 North Belcher Road
         Clearwater, Florida                                 34625
         -------------------                                 -----
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

                          Yes   X      No
                               ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - April 22, 1996.

            Common stock, $.05 par value                    2,872,773
            ----------------------------                    ---------
                      (Class)                          (Outstanding shares)

                     C. H. HEIST CORP. AND SUBSIDIARIES

                                     Index

Part I
   Financial Information

         Condensed Consolidated Balance Sheets-
              March 31, 1996 and December 31, 1995                                         3

         Condensed Consolidated Statements of Operations-                                  4
              thirteen-week period ended March 31, 1996 and the
              fourteen-week period ended April 2, 1995

         Condensed Consolidated Statements of Cash Flows-
              thirteen-week period ended March 31, 1996 and the                            5
              fourteen-week period ended April 2, 1995

         Notes to Condensed Consolidated Financial Statements                              6

         Independent Auditors' Review Report                                               7

         Management's Discussion and Analysis of
             results of operations and financial condition                                8-9


Part II
         Other Information                                                                 10

         Signatures                                                                        11


                             *    *    *    *    *

                          Part I-Financial Information

                       C. H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                       March 31      December 31
                                   Assets                                                1996           1995
                                                                                         ----           ----
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                        $ 3,891,140     3,040,815
     Receivables                                                                       13,721,564    14,283,008
     Services in progress                                                               1,988,376       990,729
     Income taxes receivable                                                               8,904              -
     Parts and supplies                                                                 2,205,049     2,170,572
     Prepaid expenses                                                                     945,291       187,647
     Deferred income taxes                                                                834,921       834,417
                                                                                      -----------    ----------
                Total current assets                                                   23,595,245    21,507,188
                                                                                      -----------    ----------

Property, plant and equipment, at cost                                                 47,045,794    47,355,312
     Less accumulated depreciation                                                     30,015,939    29,712,818
                                                                                      -----------    ----------
                Net property, plant and equipment                                      17,029,855    17,642,494
                                                                                      -----------    ----------
Deferred income taxes                                                                     131,922       131,922
Other assets                                                                              246,328       265,916
                                                                                      -----------    ----------
                                                                                      $41,003,350    39,547,520
                                                                                      ===========    ==========
                 Liabilities and Stockholders' Equity


Current liabilities:
     Current installments of long-term debt                                             $  37,667        37,667
     Accounts payable                                                                   2,745,708     1,306,819
     Accrued expenses                                                                   3,667,561     3,879,265
     Income taxes payable                                                                       -       545,675
                                                                                      -----------    ----------
          Total current liabilities                                                     6,450,936     5,769,426
Long-term debt, excluding current installments                                          7,773,779     6,980,057
Deferred income taxes                                                                     430,286       430,286
                                                                                      -----------    ----------
          Total liabilities                                                            14,655,001    13,179,769
                                                                                      -----------    ----------
Stockholders' equity (note 3):
     Common stock of $.05 par value. Authorized
        8,000,000 shares; issued 3,165,192 shares                                         158,260       158,260
     Additional paid-in capital                                                         4,253,689     4,253,689
     Retained earnings                                                                 24,232,066    24,293,966
     Equity adjustment from foreign currency translation                               (1,043,763)   (1,086,261)
                                                                                      -----------    ----------
                                                                                       27,600,252    27,619,654
     Less cost of common stock in treasury - 292,419 shares                            (1,251,903)   (1,251,903)
                                                                                      -----------    ----------
                Total stockholders' equity                                             26,348,349    26,367,751
                                                                                      -----------    ----------

                                                                                      $41,003,350    39,547,520
                                                                                      ===========    ==========

     See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                  (Unaudited)

                                                                                   Thirteen-       Fourteen-
                                                                                      week            week
                                                                                     period          period
                                                                                     ended           ended
                                                                                    March 31        April 2
                                                                                      1996            1995
                                                                                      ----            ----
Net sales                                                                         $25,769,004      24,543,886
Cost of sales                                                                      22,508,737      21,744,816
                                                                                  -----------      ----------
                 Gross profit                                                       3,260,267       2,799,070

Selling, general and administrative expenses                                        3,331,314       3,282,268
                                                                                  -----------      ----------
     Operating (loss)                                                                 (71,047)       (483,198)
                                                                                  -----------      ----------

Other income (expense):
     Interest income                                                                   13,535          32,233
     Interest expense                                                                 (80,427)       (111,333)
     Gain on disposal of property, plant
                 and equipment, net                                                    62,409          17,406
     Amortization of other assets                                                     (31,007)        (29,207)
     Miscellaneous                                                                      5,551           1,398
                                                                                  -----------      ----------
                 Total other income (expense) net                                     (29,939)        (89,503)
                                                                                  -----------      ----------
                 (Loss) before income taxes                                          (100,986)       (572,701)

Income tax benefit                                                                     39,086         225,072
                                                                                  -----------      ----------
                 Net (loss)                                                       $   (61,900)       (347,629)
                                                                                  ===========      ==========

Net (loss) per share                                                              $      (.02)           (.12)
                                                                                  ===========      ==========

Weighted average number of common shares outstanding                                2,872,773       2,870,273
                                                                                 ============      ==========




See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                                         Thirteen-           Fourteen-
                                                                                           week                week
                                                                                           period             period
                                                                                           ended               ended
                                                                                          March 31            April 2
                                                                                            1996                1995
                                                                                           -----                ----
Cash flows from operating activities:
      Net loss                                                                          $  (61,900)           (347,629)
Adjustments to reconcile net loss to net cash
               provided by operating activities:
            Depreciation of plant and equipment                                          1,195,284             942,118
            Amortization of other assets                                                    31,007              29,207
            Gain on disposal of property, plant
               and equipment, net                                                          (62,409)            (17,406)
            Deferred income taxes                                                                -             (33,743)
            Changes in assets and liabilities (see below)                                 (551,673)            642,289
                                                                                        ----------          ----------
                        Net cash provided by operating activities                          550,309           1,214,836
                                                                                        ----------          ----------

Cash flows from investing activities:
     Additions to property, plant and equipment                                           (620,302)         (1,569,975)
     Proceeds from disposal of property, plant and equipment                               116,541             118,038
                                                                                        ----------          ----------
                        Net cash used in investing activities                             (503,761)         (1,451,937)
                                                                                        ----------          ----------
Cash flows from financing activities:
      Proceeds from bank line of credit borrowing                                        2,700,000           2,950,000
      Repayments on bank line of credit borrowing                                       (1,900,000)         (1,750,000)
      Current installments and repayment of other long-term debt                            (6,278)            (12,561)
                                                                                        ----------          ----------
                        Net cash provided by financing activities                          793,722           1,187,439
                                                                                        ----------          ----------
      Effect of exchange rate changes on cash and cash equivalents                          10,055               2,410
                                                                                        ----------          ----------
      Net increase in cash and cash equivalents                                            850,325             952,748
Cash and cash equivalents at beginning of period                                         3,040,815           1,533,015
                                                                                        ----------          ----------
Cash and cash Equivalents at end of period                                              $3,891,140           2,485,763
                                                                                        ==========          ==========

Changes in assets and liabilities providing (using) cash:
     Receivables                                                                        $  562,152           3,119,252
     Services in progress                                                                 (994,711)           (808,555)
     Income taxes receivable                                                                (8,904)           (556,371)
     Parts and supplies                                                                    (33,879)            (43,676)
     Prepaid expenses                                                                     (755,861)           (804,116)
     Accounts payable                                                                    1,446,136              70,570
     Accrued expenses                                                                     (211,345)           (350,720)
     Income taxes payable                                                                 (544,135)            (26,622)
     Other assets                                                                          (11,126)             42,527
                                                                                        ----------          ----------
     Total                                                                              $ (551,673)            642,289
                                                                                        ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                     C. H. HEIST CORP. AND SUBSIDIARIES

            Notes to Condensed consolidated financial statements

                                 (Unaudited)


1. In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present a fair statement of consolidated financial position as of March 31, 1996, and the results of operations and cash flows for the thirteen-week period ended March 31, 1996 and the fourteen-week period ended April 2, 1995. These condensed consolidated financial statements should be read in conjunction with the Company's Audited Consolidated Financial Statements for 1995 and the notes thereto.

    The Company's fiscal year ends on the last Sunday of December. For fiscal 1995, the Company's operations included 53 weeks. Therefore, the period ended April 2, 1995 includes fourteen weeks. The first quarter of 1996 (a 52 week year) includes thirteen weeks.

2. The results of operations for the thirteen-week period ended March 31, 1996 and the fourteen-week period ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the thirteen-week period ended March 31, 1996 are summarized as follows:


                                                                                 Equity
                                                                               adjustment        Treasury stock
                                                 Additional                   from foreign       --------------          Total
                                   Common         paid-in        Retained       currency                              stockholders'
                                   stock          capital        earnings      translation      Shares      Amount       equity
                                   -----          -------        --------      -----------      ------      ------       ------
Balance at December 31, 1995     $ 158,260       4,253,689      24,293,966     (1,086,261)      292,419  $(1,251,903)  26,367,751

Net loss                              -              -             (61,900)           -            -           -          (61,900)
Foreign currency translation
    adjustment                        -              -               -             42,498          -           -           42,498
                                 ---------       ---------      ----------     ----------       -------  -----------   ----------

Balance at March 31, 1996        $ 158,260       4,253,689      24,232,066     (1,043,763)      292,419  $(1,251,903)  26,348,349
                                 =========       =========      ==========     ==========       =======  ===========   ==========



4. During the quarter ended March 31,1996, no additional stock options were issued and none have expired. As of March 31,1996 and December 31, 1995, the Company had exercisable options outstanding to employees to purchase 189,700 common shares, at prices ranging from $6.94 to $11.14 per share.

                     Independent Auditors' Review Report


The Board of Directors and Stockholders
C. H. Heist Corp.:


We have reviewed the condensed consolidated balance sheet of C. H. Heist Corp. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen-week period ended March 31,1996 and the fourteen-week period ended April 2, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C. H. Heist Corp. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                            KPMG Peat Marwick LLP


Buffalo, New York
April 26, 1996

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales increased by $1,225,000 or 5% during the current fiscal quarter compared to the same fiscal quarter one year ago. Industrial maintenance sales increased $1,215,000 or 9.0%. Sales increased in the Heist Field Services Division by $1,986,000 and in equipment related services by $315,000. The company was the successful bidder on a number of major plant cleanup jobs which resulted in the increases mentioned above. Sales declined in painting and insulation material sales and application by $393,000 and $693,000 respectively. Painting declined because the company did not have as much winter painting work as in the prior year. Insulation declined primarily due to the loss of a maintenance contract with one of the company's major customers. The increase in equipment related sales more than offset the loss of this contract. Temporary staffing sales increased by $10,000 during the current fiscal quarter. January sales were down by $500,000 due in part to offices being closed due to inclement weather and in part to an extra week in January 1995 caused by our 4-4-5 reporting system. The temporary staffing segment made up for this decline in February and March and both sales and hours were ahead of 1995 on a week to week basis at the end of the quarter.

Gross profit as a percent of sales increased from 11.4% to 12.7% and in terms of dollars by $461,000 or 16.5%. This was due to a less than proportional increase in cost of sales which increased $764,000 or 3.5%. The improvement in operations at the Heist Field Services Division, the increase in equipment related sales and continued margin mprovement in the temporary staffing segment caused this increase. The gross profit improvement would have been even greater had we not incurred losses on ship painting work at the Company's Canadian subsidiary due to the extremely cold weather.

Other income (expense) net, decreased during the current fiscal quarter by $60,000 or 67%. This was due to a decrease in interest income of $19,000; a decrease in interest expense of $31,000; and an increase in gain on disposal of property, plant and equipment net of $45,000. Interest income declined due to lower cash investments in the Canadian subsidiary. Interest expense declined due to a negotiated reduction in the borrowing rate and a lower level of borrowing. The company disposed of old surplus equipment at a gain resulting in the gain on property, plant and equipment.

The effective tax rate remained the same for both fiscal periods. If earnings projections do not change significantly, he Company expects the effective tax rate for the year to approximate 40%.

FINANCIAL CONDITION

The quick ratio is 3.2 to 1 and the current ratio is 3.7 to 1 at both March 31, 1996 and December 31, 1995. Working apital increased by $1,407,000 during the current fiscal quarter. Open credit commitments as of March 31,1996 were $5,300,000, $2,300,000 for C. H. Heist Corp., and $3,000,000
     for Ablest Service Corp. The Company also has $366,450 (the U.S. dollar equivalent) available at the Royal Bank of Canada.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  CONTINUED



Cash and cash equivalents increased primarily due to net operating cash flows and an increase in long term borrowing. Short and long term liquidity remain solid.

Capital expenditures for the current fiscal quarter were $620,000. Of this amount $ 419,000 was for industrial maintenance equipment and the remainder was for computer equipment. Commitments as of March 31, 1996 were $308,000 all of which was for industrial maintenance equipment.

                          Part II-Other Information





Item 6 Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

     Exhibit 27.1 - Financial Data Schedule (for SEC use only)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        C. H. Heist Corp.
                                        (Registrant)




Date    May 8, 1996                              /s/ JOHN L. ROWLEY
    ------------------                  ----------------------------------------
                                        John L. Rowley
                                        Vice President-Finance
                                        (Chief Accounting and Financial Officer)