Form 10-Q
period 1996-06-30
HEIST C H CORP
filed 1996-08-09
CIK 46653

                              C.H. HEIST CORP.
                              AND SUBSIDIARIES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                                June 30, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  Form l0-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended June 30, 1996.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - August 2, 1996.

     Common stock, $.05 par value                  2,872,773
     ----------------------------                  ---------
              (Class)                         (Outstanding shares)

                     C. H. HEIST CORP. AND SUBSIDIARIES

                                    Index



Part I
   Financial Information

        Condensed Consolidated Balance Sheets -
          June 30, 1996 (unaudited) and December 31, 1995              3

        Condensed Consolidated Statements of Earnings - (unaudited)
          thirteen week periods ended June 30, 1996 and
          July 2, 1995 and twenty-six week period
          ended June 30, 1996 and the twenty-seven week
          period ended July 2, 1995                                    4

        Condensed Consolidated Statements of Cash Flows - (unaudited)
          twenty-six week period ended June 30, 1996 and the
          twenty-seven week period ended July 2, 1995                  5

        Notes to Condensed Consolidated Financial Statements           6

        Independent Auditors' Review Report                            7

        Management's Discussion and Analysis of the
          Results of Operations and the Financial Condition           8-9

Part II
        Other Information                                              10

        Signatures                                                     11



                             *    *    *    *    *

                          Part I-Financial Information

                       C. H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                      June 30        December 31
              Assets                                                    1996             1995
                                                                        ----             ----
                                                                     (Unaudited)

Current assets:
     Cash and cash equivalents                                        $1,507,138      3,040.815
     Receivables                                                      14,433,571     14,283,008
     Services in progress                                              2,158,610        990,729
     Income taxes receivable                                             335,096           -
     Parts and supplies                                                2,167,150      2,170,572
     Prepaid expenses                                                    700,734        187,647
     Deferred income taxes                                               834,489        834,417
                                                                     -----------     ----------
                Total current assets                                 $22,136,788     21,507,188
                                                                     -----------     ----------

Property, plant and equipment, at cost                                48,464,337     47,355,312
     Less accumulated depreciation                                    30,730,623     29,712,818
                                                                     -----------     ----------
                Net property, plant and equipment                     17,733,714     17,642,494
Deferred income taxes                                                    131,922        131,922
Other assets                                                             215,988        265,916
                                                                     -----------     ----------
                Total Assets                                         $40,218,412     39,547,520
                                                                     ===========     ==========

                Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                          $    37,667         37,667
     Accounts payable                                                  1,501,874      1,306,819
     Accrued expenses                                                  4,052,288      3,879,265
     Income taxes payable                                                      -        545,675
                                                                     -----------     ----------
                Total current liabilities                              5,591,829      5,769,426

Long-term debt, excluding current installments                         8,361,224      6,980,057
Deferred income taxes                                                    430,286        430,286
                                                                     -----------     ----------
                Total liabilities                                     14,383,339     13,179,769
                                                                     -----------     ----------
Stockholders' equity (note 3):
     Common stock of $.05 par value. Authorized
        8,000,000 shares; issued 3,165,192
        shares for 1996 and 1995.                                        158,260        158,260
     Additional paid-in capital                                        4,253,689      4,253,689
     Retained earnings                                                23,780,710     24,293,966
     Equity adjustment from foreign currency
        translation                                                   (1,105,683)    (1,086,261)
                                                                     -----------     ----------
                                                                      27,086,976     27,619,654
     Less cost of common stock in
         treasury - 292,419 shares                                    (1,251,903)    (1,251,903)
                                                                     -----------     ----------
                Total stockholders' equity                            25,835,073     26,367,751
                                                                     -----------     ----------
             Total liabilities and stockholder's equity              $40,218,412     39,547,520
                                                                     ===========     ==========

 See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations


                                  (Unaudited)

                                          Thirteen-        Thirteen-      Twenty-six     Twenty-seven
                                            week            week            week            week
                                           period          period          period          period
                                            ended           ended          ended           ended
                                           June 30         July 2         June 30          July 2
                                            1996            1995           1996             1995
                                            ----            ----           ----             ----
Net sales                                $ 25,781,333    25,301,132     51,550,337      49,845,018
Cost of sales                              22,466,873    21,376,244     44,975,610      43,121,060
                                           ----------    ----------     ----------      ----------
      Gross profit                          3,314,460    3,924, 888      6,574,727       6,723,958

Selling, general and administrative
   expenses                                 3,603,088     2,851,392      6,934,402       6,133,660
                                           ----------    ----------     ----------       ---------
   Operating income (loss)                   (288,628)    1,073,496       (359,675)        590,298
                                           ----------    ----------     ----------       ---------
Other income (expense):
   Interest income                             23,872        38,887         37,407          71,120
Interest expense                             (217,047)     (129,550)      (297,474)       (240,883)
Gain (loss) on disposal of property,
           plant and equipment, net            20,752        18,710         83,161         (36,116)
Amortization of other assets                  (31,007)      (32,807)       (62,014)        (62,014)
   Miscellaneous, net                          (7,916)        4,593         (2,365)          5,991
                                           ----------    ----------     ----------      ----------
      Total other expense, net               (211,346)     (100,167)      (241,285)       (189,670)
                                           ----------    ---------      ----------      ----------

        Earnings (loss) before
          income taxes                       (499,974)      973,329       (600,960)        400,628

Income tax expense (benefit)                  (48,618)      550,868        (87,704)        325,796
                                           ----------     ---------     ----------      ----------
        Net earnings (loss)                $ (451,356)      422,461       (513,256)         74,832
                                           ==========     =========     ==========      ==========

Net earnings (loss) per share              $     (.16)          .15           (.18)            .03
                                           ==========     =========     ==========      ==========

Weighted average number of common
     shares outstanding                     2,872,773     2,871,427      2,872,773       2,870,850
                                           ==========     =========     ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                                                                Twenty-six           Twenty-seven
                                                                                week period          week period
                                                                                   ended                ended
                                                                                  June 30               July 2
                                                                                   1996                  1995
                                                                                   ----                  ----
Cash flows from operating activities:
      Net earnings (loss)                                                       $  (513,256)             74,832
  Adjustments to reconcile net earnings (loss) to net cash
        provided (used) by operating activities:
      Depreciation of plant and equipment                                         2,436,778           1,935,932
      Amortization of other assets                                                   62,014              62,014
      Gain on disposal of property, plant
        and equipment, net                                                          (83,161)            (36,116)
      Deferred income taxes                                                               -              19,265
      Changes in assets and liabilities (see below)                              (2,374,068)           (763,950)
                                                                                -----------          ----------
               Net cash provided (used) by operating activities                    (471,693)          1,291,977
                                                                                -----------          ----------
Cash flows from investing activities:
      Additions to property, plant and equipment                                 (2,657,861)         (3,632,509)
      Proceeds from disposal of property, plant and equipment                       215,644             178,165
                                                                                ------------         ----------
                        Net cash used in investing activities                    (2,442,217)         (3,454,344)
                                                                                -----------          ----------
Cash flows from financing activities:
      Proceeds from bank line of credit borrowings                                5,600,000           4,950,000
      Repayments on bank line of credit borrowings                               (4,200,000)         (2,450,000)
      Repayment of other long-term debt                                             (18,833)            (21,972)
      Exercised stock options                                                         -                  18,125
                                                                                -----------          ----------
            Net cash provided by financing activities                             1,381,167           2,496,153
                                                                                -----------          ----------
      Effect of exchange rate changes on cash and cash equivalents                     (934)             37,197
                                                                                -----------          ----------
Net increase (decrease) in cash and cash equivalents                             (1,533,677)            370,983
Cash and cash equivalents at beginning of period                                  3,040,815           1,533,015
                                                                                -----------          ----------
Cash and cash equivalents at end of period                                      $ 1,507,138           1,903,998
                                                                                ===========          ==========
Changes in assets and liabilities providing (using) cash:
      Receivables                                                               $  (149,160)          1,085,319
      Services in progress                                                       (1,166,255)           (693,197)
      Income taxes receivable                                                      (355,096)                  -
      Parts and supplies                                                              3,578             (60,329)
      Prepaid expenses                                                             (512,740)           (610,218)
      Other assets                                                                  (12,175)             72,494
      Accounts payable                                                              170,084             106,909
      Accrued expenses                                                              172,997            (368,109)
      Income taxes payable                                                         (545,301)           (296,819)
                                                                                -----------          ----------
             Total                                                              $(2,374,068)           (763,950)
                                                                                ===========          ==========


    See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed consolidated financial statements

                                  (Unaudited)



1. In the opinion of the management of C.H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial positions as of June 30, 1996 and December 31, 1995, and the results of its operations and cash flows for the thirteen and twenty-six week periods ended June 30, 1996 and the thirteen and twenty-seven week periods ended July 2, 1995.

    The Company's fiscal year ends on the last Sunday of December. For fiscal 1995, the Company's earnings include 53 weeks. Therefore, the period ended June 30, 1996 includes twenty-six weeks while the period ended July 2, 1995 includes twenty-seven weeks.

2. The results of operations for the thirteen and twenty-six week periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the twenty-six week period ended June 30, 1996 are summarized as follows:

                                                                    Equity
                                                                   adjustment
                                          Additional              from foreign     Treasury stock          Total
                               Common       paid-in    Retained     currency       --------------       stockholders'
                                stock       capital    earnings    translation   Shares      Amount       equity
                                -----       -------    --------    -----------   ------      ------       ------
Balance at December 31, 1995   $ 158,260   4,253,689  24,293,966  $(1,086,261)   292,419   $(1,251,903)  $26,367,751
Net earnings (loss)                 -           -       (513,256)         -          -             -        (513,256)
Exercised options                   -           -           -             -          -             -           -
Foreign currency translation
    adjustment                      -           -           -         (19,422)       -             -         (19,422)
                               ---------   ---------  ----------  ------------   -------   -----------   -----------
Balance at June 30, 1996       $ 158,260   4,253,689  23,780,710  $(1,105,683)   292,419   $(1,251,903)  $25,835,073
                               =========   =========  ==========  ===========    =======   ===========   ===========


4. During the quarter ended June 30, 1996, no additional stock options were issued, while 3,630 options expired. As of June 30, 1996 and December 31, 1995, the Company had exercisable options outstanding to employees to purchase 186,070, and 189,700 common shares respectively at prices ranging from $6.94 to $11.14 per share.

                     Independent Auditors' Review Report


The Board of Directors and Stockholders
C.H. Heist Corp.:


We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended June 30, 1996 and the thirteen and twenty-seven week periods ended July 2, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                   KPMG Peat Marwick LLP


Buffalo, New York
July 26, 1996

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND THE FINANCIAL CONDITIONS



Results of Operations


Net sales increased during the current fiscal quarter by $480,000 or 1.9% and for the fiscal year to date period by $1,705,000 or 3.4%. Sales in the industrial maintenance segment decreased for the fiscal quarter by $941,000 or 6.3% but still show an increase for the fiscal year to date period of $274,000 or 1.0%. Sales in the temporary staffing segment increased by $1,421,000 or 12.1% and $1,431,000 or 6.3% during the current fiscal quarter and year to date period, respectively. Sales in the industrial maintenance segment were down during the current fiscal quarter partially due to the continued impact of the loss of an insulation contract, which was not offset by increases in equipment related work as was the case in the first quarter, and partially due to a decline in painting services in both the U.S. and Canada. The decline in Canada is due to a late start on bridge work due to the particularly harsh winter and wet spring, while the decline in the U.S. is primarily due to customers holding off from maintenance painting projects until later in the year. Management expects sales in these areas to increase over the next quarter.The increase in temporary staffing was due to the development of new branches that opened during the previous fiscal year and earlier in the current fiscal year, as well as increased market penetration in a number of the companies existing locations.

Gross profit declined by $610,000 for the current fiscal quarter and $149,000 for the fiscal year to date period, compared to one year ago. Gross profit as a percent of sales decreased from 15.5% to 12.9% and from 13.5% to 12.8% during the current fiscal quarter and fiscal year to date periods, respectively. The decreases in gross profit for the current fiscal quarter and year to date periods were partially due to losses incurred in operations at the company's Heist Field Services Division. Changes made to this division over the past year have not had the anticipated results. Additional actions to improve operations and cost efficiencies to the division have been made. Management does not expect to see the impact of these actions earlier then the end of the third quarter. Unless these actions have a material impact upon the operations of this division, significant losses may be incurred by the division through the balance of this fiscal year. An additional decrease in gross profit occurred from increased expenditures on the repairs and maintenance of equipment and from an increase in non-billable time being incurred by the industrial maintenance division, which guarantees key field employees a minimum number of hours or pay each week in order to promote stability and reinforce safety in the workforce. These declines were partially offset by a strong performance in the temporary staffing segment which increased its gross profit from 14.4% to 16.8% and from l5.5% to l7.2% during the current fiscal quarter and year to date periods, respectively.

Selling, general and administrative expenses increased by $752,000 for the fiscal quarter and $801,000 for the year to date period. A significate portion of the increase is due to costs associated with the upgrade of information systems and hardware that were added during the last fiscal year and continue to be developed, implemented and maintained.

Other expense net, increased during the current fiscal quarter by $111,000 or 111% and by $52,000 or 27.2% for the current fiscal year to date period, compared to one year ago. This was due to an increase in interest expense of $87,000 and $57,000 for the fiscal quarter and year to date period, respectively, as the company incurred a higher level of borrowing during the current fiscal quarter. Interest income declined by $15,000 and $34,000 for the fiscal quarter and year to date periods, respectively, due to lower cash investments by the company's Canadian subsidiary.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
              RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION,
                                  CONTINUED



The effective tax rate for the current fiscal quarter is a benefit of 9.7% and for the fiscal year to date period is a benefit of 14.6%. The full tax benefit of the operating losses are offset by state taxes, which are due even when losses are incurred.

Financial Condition

The quick ratio is 3.7 to 1 as of June 30, 1996 compared to 3.2 to 1 as of December 31, 1995. The current ratio is 4.0 to 1 as of June 30, 1996 compared to 3.7 to 1 as of December 31, 1995. Working capital decreased by $599,000 during the current fiscal quarter. The decrease in working capital was primarily due to a decrease in cash and cash equivalents resulting from the loss sustained in the industrial maintenance division in the current fiscal quarter, and an increase in accrued payroll related items in the temporary staffing division, and were partially offset by an increase in accounts receivable and services in process due to increases in sales in the temporary staffing division and the contract terms of some jobs in the industrial maintenance division which stipulate when payments will be made. Cash and cash equivalents decreased by $2,384,000 for the current fiscal quarter due to net operating losses, increases in accounts receivables, prepaid insurance and additions to property, plant and equipment. Reference should be made to the cash flow statement which spells out the details of sources and uses of cash.

Open credit commitments as of June 30, 1996 were $4,700,000, $1,700,000 for C.H. Heist Corp., and $3,000,000 for Ablest Service Corp., the temporary staffing division. The company also has $367,000 (the U.S. dollar equivalent) available at the Royal Bank of Canada for Canadian operations.

Capital expenditures for the current fiscal quarter were $2,038,000. Of this amount $418,000 was for computer equipment, $867,000 was for additions to the equipment fleet and the balance was for other equipment and facilities. Commitments at June 30,1996 were $233,000, of which $29,000 is for buildings and the balance for industrial maintenance equipment.

                          Part II-Other Information





Item 6 Exhibits and Reports on Form 8-K

     (A)  Exhibit 27.1 Financial Data Schedules (for SEC use only).

     (B) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       C.H. Heist Corp.
                                       (Registrant)



Date  August 5, 1996                   /s/ John L. Rowley
      --------------                   ------------------------
                                       John L. Rowley
                                       Chief Accounting Officer