Form 10-Q
period 1996-09-29
HEIST C H CORP
filed 1996-11-13
CIK 46653

                                C.H. HEIST CORP.
                                AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                               September 29, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 29, 1996.

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

                           Yes    X     No
                              ---------   ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - October 28, 1996

         Common stock, $.05 par value                 2,874,673
         ----------------------------                 ---------
                    (Class)                     (Outstanding shares)

                       C. H. HEIST CORP. AND SUBSIDIARIES

                                      Index




Part I
   Financial Information

         Condensed Consolidated Balance Sheets-
              September 29, 1996 and December 31, 1995                                            3

         Condensed Consolidated Statements of Earningsthirteen week periods ended September 29, 1996 and October 1, 1995 and thirty nine week period ended September 29, 1996  and the forty week
              period ended October 1, 1995.                                                       4

         Condensed Consolidated Statements of Cash Flowsthirty nine week period ended September 29, 1996
              and the forty week period ended October 1, 1995                                     5

         Notes to Condensed Consolidated Financial Statements                                     6

         Independent Auditors' Review Report                                                      7

         Management's Discussion and Analysis of the
                 Results of Operations and the Financial Condition                               8-10


Part II
         Other Information                                                                        11

         Signatures                                                                               12


                                    * * * * *

                          Part I-Financial Information

                       C. H. HEIST CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                              September 29,       December 31,
                                         Assets                                   1996                1995
                                                                                  ----                ----
                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                                $  1,871,207          3,040,815
     Receivables                                                                15,989,431         14,283,008
     Services in progress                                                        2,508,114            990,729
     Income taxes receivable                                                       294,404               --
     Parts and supplies                                                          2,002,251          2,170,572
     Prepaid expenses                                                              467,044            187,647
     Deferred income taxes                                                         860,703            834,417
                                                                              ------------       ------------
                  Total current assets                                          23,993,154         21,507,188
                                                                              ------------       ------------

Property, plant and equipment, at cost                                          48,763,524         47,355,312
     Less accumulated depreciation                                              31,238,408         29,712,818
                                                                              ------------       ------------
                       Net property, plant and equipment                        17,525,116         17,642,494
Deferred income taxes                                                              114,323            131,922
Other assets                                                                     1,866,678            265,916
                                                                              ------------       ------------
                                                                              $ 43,499,271         39,547,520
                                                                              ============       ============
                  Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                                   $    537,667             37,667
     Accounts payable                                                            1,724,650          1,306,819
     Accrued expenses                                                            5,216,072          3,879,265
     Income taxes payable                                                             --              545,675
                                                                              ------------       ------------
                    Total current liabilities                                    7,478,389          5,769,426

Long-term debt, excluding current installments                                   9,051,807          6,980,057
Deferred income taxes                                                              509,237            430,286
                                                                              ------------       ------------
                       Total liabilities                                        17,039,433         13,179,769
                                                                              ------------       ------------
Stockholders' equity (note 3):
     Common stock of $.05 par value. Authorized
        8,000,000 shares; issued 3,167,092 and 3,165,192
        shares for 1996 and 1995, respectively                                     158,355            158,260
     Additional paid-in capital                                                  4,267,798          4,253,689
     Retained earnings                                                          24,353,379         24,293,966
     Equity adjustment from foreign currency translation                        (1,067,791)        (1,086,261)
                                                                              ------------       ------------
                                                                                27,711,741         27,619,654
     Less cost of common stock in treasury - 292,419 shares                     (1,251,903)        (1,251,903)
                                                                              ------------       ------------
                       Total stockholders' equity                               26,459,838         26,367,751
                                                                              ------------       ------------
                                                                              $ 43,499,271         39,547,520
                                                                              ============       ============

  See accompanying notes to condensed consolidated financial statements

                       C. H. HEIST CORP. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                                         Thirteen-            Thirteen-            Thirty nine       Forty
                                                           week                 week                week             week
                                                           period               period              period           period
                                                           ended                ended               ended            ended
                                                        September 29,         October 1,         September 29,    October 1,
                                                            1996                  1995               1996             1995
                                                            ----                  ----               ----             ----

Net sales                                               $ 28,218,788           27,179,563         79,769,125       77,024,581
Cost of sales                                             23,937,038           22,958,087         68,912,648       66,079,147
                                                        ------------         ------------       ------------     ------------
         Gross profit                                      4,281,750            4,221,476         10,856,477       10,945,434

 Selling, general and administrative
      expenses                                             3,189,314            2,978,662         10,123,716        9,112,322
                                                        ------------         ------------       ------------     ------------
           Operating income                                1,092,436            1,242,814            732,761        1,833,112
                                                        ------------         ------------       ------------     ------------

Other income (expense):
      Interest income                                         14,004               34,698             51,411          105,818
      Interest expense                                      (164,152)            (149,651)          (461,626)        (390,534)
      Gain (loss) on disposal of property,
      plant and equipment, net                               (30,385)             (10,050)            52,776           26,066
       Amortization of other assets                          (24,647)             (31,008)           (86,661)         (93,022)
      Miscellaneous, net                                      (9,327)               2,450            (11,692)           8,441
                                                        ------------         ------------       ------------     ------------
         Total other expense, net                           (214,507)            (153,561)          (455,792)        (343,231)
                                                        ------------         ------------       ------------     ------------


Earnings before income taxes                                 877,929            1,089,253            276,969        1,489,881

Income tax expense                                           305,260              489,818            217,556          815,614
                                                        ------------         ------------       ------------     ------------
             Net earnings                               $    572,669              599,435             59,413          674,267
                                                        ============         ============       ============     ============

Net earnings per share                                  $        .20                  .21                .02              .24
                                                        ============         ============       ============     ============

Weighted average number of common
      shares outstanding                                   2,873,128            2,872,773          2,872,891        2,871,461
                                                        ============         ============       ============     ============


See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                     Thirty nine           Forty
                                                                                     week period       week period
                                                                                         ended             ended
                                                                                     September 29,      October 1,
                                                                                         1996              1995
                                                                                         ----              ----
Cash flows from operating activities:
      Net earnings                                                                   $    59,413           674,267
      Adjustments to reconcile net income  to net cash
          provided by operating activities:
         Depreciation of plant and equipment                                           3,614,933         2,970,507
         Amortization of other assets                                                     86,661            93,022
         Gains on disposal of property, plant
          and equipment, net                                                             (52,776)          (26,066)
         Deferred income taxes                                                            70,380            34,938
         Changes in assets and liabilities (see below)                                (2,516,468)       (1,482,579)
                                                                                     -----------       -----------
                        Net cash provided by operating activities                      1,262,143         2,264,089
                                                                                     -----------       -----------

Cash flows from investing activities:
     Additions to property, plant and equipment                                       (3,618,281)       (5,719,278)
     Proceeds from disposal of property, plant and equipment                             215,937           178,165
     Acquisition                                                                      (1,115,492)             --
                                                                                     -----------       -----------
                        Net cash used in investing activities                         (4,517,836)       (5,541,113)
                                                                                     -----------       -----------

Cash flows from financing activities:
     Proceeds from bank line of credit borrowings                                      7,800,000         7,250,000
     Repayments on bank line of credit borrowings                                     (5,700,000)       (3,150,000)
     Repayment of other long-term debt                                                   (28,250)          (31,389)
     Exercised stock options                                                              14,204            18,125
                                                                                     -----------       -----------
                  Net cash provided by financing activities                            2,085,954         4,086,736
                                                                                     -----------       -----------
Effect of exchange rate changes on cash and cash equivalents                                 131            89,149
                                                                                     -----------       -----------
Net increase (decrease) in cash and cash equivalents                                  (1,169,608)          898,861
Cash and cash equivalents at beginning of period                                       3,040,815         1,533,015
                                                                                     -----------       -----------
Cash and cash equivalents at end of period                                           $ 1,871,207         2,431,876
                                                                                     ===========       ===========

Changes in assets and liabilities providing (using) cash:
     Receivables                                                                     $(1,700,042)       (1,773,863)
     Services in progress                                                             (1,515,751)          246,926
     Income taxes receivable/payable                                                    (840,430)           43,406
     Parts and supplies                                                                  168,645           (38,874)
     Prepaid expenses                                                                   (279,130)         (615,328)
     Other assets                                                                       (109,553)           47,428
     Accounts payable                                                                    423,300            88,985
     Accrued expenses                                                                  1,336,493           518,741
                                                                                     -----------       -----------
                       Total                                                         $(2,516,468)       (1,482,579)
                                                                                     ===========       ===========

See accompanying notes to condensed consolidated financial statements

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



1. In the opinion of the management of C.H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of September 29, 1996 and the results of its earnings and cash flows for the thirteen and thirty nine week periods ended September 29, 1996 and the thirteen and forty week periods ended October 1, 1995.

      The Company's fiscal year ends on the last Sunday of December. For fiscal
        1995, the Company's operations include 53 weeks. Therefore, the period ended October 1, 1995 includes forty weeks while the period ended September 29, 1996 includes thirty nine weeks.

2. The results of operations for the thirteen and thirty nine week periods ended September 29, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the thirty nine week period ended September 29, 1996 are summarized as follows:

                                                                      Equity
                                                                    adjustment
                                           Additional              from foreign      Treasury stock         Total
                                 Common     paid-in     Retained     currency        --------------         stockholders'
                                 stock      capital     earnings    translation    Shares      Amount       equity
                                --------   ---------   ----------   -----------    -------   -----------    -----------
Balance at December 31, 1995    $158,260   4,253,689   24,293,966   $(1,086,261)   292,419   $(1,251,903)   $26,367,751

Net earnings                         -        59,413          -             -          -             -           59,413

Exercised options                     95      14,109          -             -          -             -           14,204
Foreign currency translation
    adjustment                       -           -            -          18,470        -             -           18,470
                                --------   ---------   ----------   -----------    -------   -----------    -----------
Balance at September 29, 1996   $158,355   4,267,798   24,353,379   $(1,067,791)   292,419   $(1,251,903)   $26,459,838
                                ========   =========   ==========   ===========    =======   ===========    ===========



4. During the quarter ended September 29, 1996, 1,900 stock options were exercised, while 281 expired. As of September 29, 1996 and December 31, 1995 the Company had exercisable options outstanding to employees to purchase 183,889 and 189,700 common shares, respectively, at prices ranging from $6.94 to $11.14 per share.

5. On September 15, 1996, Ablest Service Corp. ("Ablest"), a wholly owned subsidiary of C.H. Heist Corp. purchased certain assets from Tech Resource, Inc., a Georgia Corporation, and its shareholder. The aggregate purchase price was $1,500,000, of which $1,000,000 was in cash and $500,000 in the form of a one year promissory note. The source of the funds used by Ablest was $1,000,000 from it's operating cash account. The amount of the purchase was determined through negotiations and is assigned primarily to the established fair value of the intangible assets acquired.

                       Independent Auditors' Review Report


The Board of Directors and Stockholders
C. H. Heist Corp.:


We have reviewed the condensed consolidated balance sheet of C. H. Heist Corp. and subsidiaries as of September 29, 1996, and the related condensed consolidated statements of earnings and cash flows for the thirteen and thirty nine week periods ended September 29, 1996 and the thirteen and forty week periods ended October 1, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Buffalo, New York
October 29,1996

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION



Results of Operations

Sales increased by $1,039,000 or 3.8% for the quarter and $2,745,000 or 3.6%
     year to date. Sales for the temporary staffing segment increased $2,049,000 or 18.0% for the quarter and $3,479,000 or 10.7% year to date. The increase in sales for the temporary staffing division for both the quarter and year to date periods were mainly due to increased sales in offices opened in the prior year and increases at existing locations, particulary in the Company's Mid Atlantic and Mid South regions. Additionally, the increase was partially attributable to the acquisition of certain assets of Tech Resource, Inc., which occurred on September 15, 1996 and which contributed $93,000 in sales for the two week period ended September 29, 1996. Sales in the industrial maintenance segment decreased by $1,010,000 or 6.4%, and by $735,000 or 1.7% for the current fiscal quarter and year to date periods respectively. These declines were mainly the result of the continued impact of the loss of a contract to provide insulation services at one of the Company's main customer's facility's in the Company's East Coast region. During the comparable 9 month period of 1995, sales for these services amounted to $2,303,000 which have not been made up through other services at that facility. Sales at the Company's Southern region (formerly Heist Field Services) declined by $534,000 or 16.0% for the quarter while still showing an increase of $1,445,000 or 14.9% for the year to date period. The decline in the current quarter was mainly due to the reorganization which occurred within the region and the change in focus away from field repair services and towards attaining day to day maintenance contracts. The loss of a maintenance contract in the Company's Central region due to pricing competition also had an impact on the current year's sales decline.

Gross profit improved by $60,000 for the current fiscal quarter while still showing a decline of $89,000 for the fiscal year to date period compared to one year ago. Gross profit as a percentage of sales decreased from 15.5% to 15.2% and from 14.2% to 13.6% during the current fiscal quarter and year to date periods, respectively. The increase in gross profit dollars during the current fiscal quarter was mainly due to improvements made at the Company's Southern region which during the similar quarter last year showed a loss of $249,000 while reporting a profit of $383,000 during the current fiscal quarter, at the gross profit level. The majority of this improvement occurred during the fiscal month of September when work levels were high, and the results of cost reduction actions taken at the end of the previous fiscal quarter were starting to have an impact. Management of the Company believes that this trend will continue at least through the next two fiscal months. Offsetting this improvement were approximately $45,000, net of taxes, in expenses associated with the closing of the Company's Buffalo Service and Repair facility. It was determined that this facility's daily volume of repair activity did not warrant the level of capital being employed. These services are now being outsourced. It is anticipated that this closing will result in an annual savings of approximately $650,000 on a going forward basis. Also helping to overcome the disappointing first half of the year (gross profit as a percent of sales was 12.8% for the 6 months ended June 30, 1996), was a strong performance from Ablest, the temporary staffing segment of the Company.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION,
                                    CONTINUED



Selling, general and administrative expenses increased by $211,000 for the current fiscal quarter and $1,011,000 for the year to date period. Selling, general and administrative expenses as a percentage of sales increased from 11.0% to 11.3% and from 11.8% to 12.7% for the current fiscal quarter and year to date period, respectively. The increase for the quarter and year to date periods were mainly due to costs associated with the upgrade in information systems which occurred in the prior fiscal year as well as increases in legal expenses associated with the holding of additional Board of Directors meetings, the involment of legal council in the planning and drawing up of certain documents associated with the potential spin-off and initial public offering of Ablest, and other matters.

Other expenses net, increased during the current fiscal quarter by $61,000 or 39.7% and by $113,000 or 32.8% for the current fiscal year to date period, compared to one year ago. Interest expenses increased by $14,500 and $71,000 during the current fiscal quarter and year to date period, respectively. This was primarily due to the Company maintaining higher levels of borrowing against its bank line of credit. Interest income declined by $21,000 and $55,000 for the fiscal quarter and year to date periods, respectively, due to lower interest rates on investments by the Company's Canadian subsidiary.

The effective tax rate for the quarter is 34.8% and for the fiscal year to date period is 78.5%.The high effective year to date rate is due to the impact of higher foreign tax rates on the Company's Canadian subsidiary and the fact that the tax benefit of operating losses in the industrial maintenance divisions are not fully realizable for state tax purposes.

Financial Condition

The quick ratio is 2.8 to 1 as of September 29, 1996 compared to 3.2 to 1 as of December 31, 1995. The current ratio is 3.2 to 1 as of September 29, 1996 compared to 3.7 to 1 as of December 31, 1995. Working capital decreased during the current fiscal quarter by $30,000, primarily due to increases in accrued payroll related items in both the industrial maintenance and temporary staffing divisions. These increases were partially offset by increases in cash and cash equivalents in the Company's temporary staffing division and increased receivables in the Company's industrial maintenance division. Cash and cash equivalents increased by $364,000 during the current fiscal quarter due to an increase in cash by the Company's Canadian subsidiary. Reference should be made to the cash flow statement which details the sources and uses of cash.

Open credit commitments as of September 29, 1996 were $6,000,000, $1,000,000 for C.H. Heist Corp., and $5,000,000 for Ablest Service Corp., the temporary staffing division. The Company also has $367,000 (the US dollar equivalent) available at the Royal Bank of Canada for Canadian operations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS O F THE
               RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION,
                                    CONTINUED




Capital expenditures for the current fiscal quarter were $1,008,000. Of this amount $145,000 was for computer equipment including $38,000 allocated for hardware and software associated with the Tech Resource, Inc., acquisition, $442,000 was for additions to the equipment fleet, $92,000 toward the construction of a new waste water treatment and transfer station at the Company's Canadian subsidiary and the balance was for other equipment and facilities. Commitments at September 29,1996 were $302,000 of which $213,000 is for the new waste water treatment and transfer facility and $89,000 is for industrial maintenance equipment.

Recent Developments

In a press release dated August 29, 1996, the Company announced that it has received a favorable ruling from the Internal Revenue Service to distribute, in a tax free manner, the common stock of Ablest Service Corp., its temporary staffing subsidiary, on a pro rata basis to Company shareholders. In conjunction with the proposed spin-off, Ablest plans to consummate an initial public offering of additional shares of common stock. The public offering will be made by prospectus only. The Company expects that the spin-off and initial public offering will be completed within the next few months.

                            Part II-Other Information



Item 6 Exhibits and Reports on Form 8-K

          (A) Exhibit 27.1 Financial Data Schedules (for SEC use only)


          (B) Reports on Form 8-K:
                 On September 30, 1996, the Company filed a report on Form 8-K regarding its wholly owned subsidiary, Ablest Service Corp.'s acquisition of certain assets of Tech Resource, Inc., for an aggregate purchase price of $1,500,000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C. H. Heist Corp.
                                               (Registrant)




Date    October 29, 1996                       /s/ Mark P. Kashmanian
                                               ------------------------
                                               Mark P. Kashmanian
                                               Chief Accounting Officer