Form 10-K405
period 1996-12-29
HEIST C H CORP
filed 1997-03-27
CIK 46653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

                        COMMISSION FILE NUMBER:  0-7907

                               C. H. HEIST CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New York                                    16-0803301
------------------------------------                   ---------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      810 North Belcher Road
        Clearwater, Florida                                    34625
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (813) 461-5656
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:


                          Common Stock, $.05 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

     The aggregate market value of the Registrant's common shares held by non-affiliates at March 16, 1997 was approximately $8,032,000.

     The number of common shares of the Registrant outstanding at March 16, 1997 was 2,876,873.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in the following parts of this report: Part I and II -- the Registrant's Annual Report to Shareholders for the year ended December 29, 1996, which appears as
Exhibit 13 to this Form 10-K; Part III -- the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 9, 1997.

                                     PART I

ITEM 1. BUSINESS

General. C.H. Heist Corp. and its subsidiaries (the "Company") are engaged in two industry segments: industrial maintenance and temporary staffing. The Company operates in both segments in the United States and in the industrial maintenance segment in Canada.

                        Industrial Maintenance Services

     The Company performs high-pressure water maintenance cleaning services, primarily by the use of mobile high-pressure water pumping units, on industrial and chemical equipment and facilities. The Company's services also include sandblasting, industrial painting, and the vacuuming of wet and dry industrial wastes. The Company engages in the business of exchanger extraction and insertion, shell side cleaning, tube cleaning and field service repairs of heat exchangers for the same client base. The services are performed through the use of specialized automated mechanical equipment which is generally regarded as state of the art. The Company also installs, maintains and sells insulation for commercial applications.

     The Company's principal customers include oil refineries, petrochemical, chemical, ferrous and non-ferrous metal plants, mining installations, governmental authorities, nuclear and fossil fuel electric generating plants and pulp and paper mills.

     Sales of industrial maintenance services to one customer, E. I. Dupont De Nemours and Company, accounted for approximately 8.4% of the Company's sales during its fiscal year ended December 29, 1996. The total amount of services purchased by this customer is an aggregate of services provided at a number of separate plants. Plant managers at the respective plants generally make the decisions as to whether or not to use the Company's services. If the contracts with this customer were not renewed, it would have a substantial impact on the Company's operations.

     Many of the Company's industrial maintenance services are performed outdoors, but the Company does not consider its business to be seasonal. However, due in part to weather factors, the first quarter of the Company's fiscal year has historically produced the lowest levels of revenue and profitability.

     The Company from time to time investigates and develops new equipment components, tools and methods for use in the conduct of its operations. Most of the components in its equipment are designed to the Company's specification. The amounts expended for such activities, all of which were performed at a Company facility, during the fiscal years ended December 29, 1996, December 31, 1995 and December 25, 1994 amounted to $248,046, $154,417 and $182,542 respectively. During the fiscal year ended December 29, 1996, these services were performed primarily by seven individuals who were employed by the Company on a full-time basis.

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

     The Company is subject to various statutes and regulations respecting control of noise, air, water and land pollution. In addition, its customers may be subject to other environmental protection statutes and regulations relating to some of the industrial maintenance services rendered by the Company. From time to time modifications or improvements have been required in the Company's equipment in order to comply with government regulations, including those relating to safety and noise reductions. Such modifications or improvements have not resulted in any material capital expenditures nor are any anticipated for such purpose in the foreseeable future.

                          Temporary Staffing Services

     The Company also supplies temporary employees in the U.S. through Ablest Service Corp. ("Ablest"), a wholly owned subsidiary of the Company. Ablest is a temporary staffing organization with 31 offices located in the Eastern United States with the capability to supply temporary employees for the clerical, industrial and technical needs of their customers. Ablest does not have any principal customers, nor does it service any specific industry or field. Instead, its services are provided to a broad based customer list.

     On September 15, 1996, Ablest purchased certain assets of Tech Resource Inc. a Georgia corporation. This acquisition established Ablest in the Information Technology staffing sector. See note 11 to the Consolidated Financial Statements on page 19 of the Company's Annual Report to Shareholders incorporated herein by reference.

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

Industry Segments and Service Activities. The following table is a summary of information relating to the Company's operations in its two industry segments for each of the Company's last three fiscal years:





                                       Fiscal Year Ended
                              -----------------------------------
                              Dec.29,       Dec.31,       Dec.25,
In Thousands                   1996          1995          1994
------------                  ------        ------        -------
Sales to Unaffiliated
 Customers:
   Industrial
   Maintenance                $57,001       $57,974       $58,469
   Temporary Staffing          49,514*       44,685*       44,103*

Operating Income (loss):
  Industrial
   Maintenance                 (1,114)          488        (1,930)
  Temporary Staffing            3,347         2,922         3,401

Identifiable Assets:
  Industrial
   Maintenance                 31,598        30,468        29,948
  Temporary Staffing            9,268         7,588         5,704

     * Sales figures do not include intersegment sales of approximately $84,000, $134,000 and $152,000 in 1996, 1995 and 1994, respectively.

     The following table sets forth the approximate amounts of total sales and revenues by service activity within the Company's industrial maintenance segment for each of the Company's last three fiscal years:




                        Fiscal Year Ended
  Industrial         -------------------------
  Maintenance        Dec.29,  Dec.31,  Dec.25,
Sales and Revenues    1996      1995    1994
--------------------  -----    -----   -----
Hydro/Mechanical      69%      72%      74%

Sandblasting and      16%      17%      15%
  Painting

Other                 15%      11%      11%


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

     Employees. On December 29, 1996, the Company employed approximately 3,700 persons of whom 230 persons were employed on a full-time basis and the remainder were part-time and temporary employees. Some of the Company's industrial maintenance employees are represented by unions. The Company considers its employee relations to be good.

     Canadian Operations. The following table sets forth the relative contributions in U.S. dollars to sales, operating income and identifiable assets attributable to the Company's Canadian operations for the last three fiscal years:




                          Fiscal Year Ended
                      -------------------------
                      Dec.29,   Dec.31,  Dec.25,
In Thousands           1996      1995     1994
------------           ----      ----     ----
Sales to Unaffiliated
 Customers             $14,877  $14,483  $12,673

Operating Income       $   923  $ 1,118  $   549

Identifiable Assets    $ 9,316  $10,093  $ 9,451

There were no export sales during any period.

Executive Officers of Registrant



     (a)  Identification.  The Company's executive officers are:


                                                               Served as
                                   Position and                Executive
                                   Office with                 Officer
Name                        Age    Registrant                  Since
----                        ---    ------------                ---------
Charles H. Heist            46     Chairman of the             1978
                                   Board of Directors,
                                   President and Chief
                                   Executive Officer

John L. Rowley              53     Chief Financial Officer     1979

Isadore Snitzer             75     Secretary                   1956

W. David Foster             62     President - Chief           1976
                                   Executive Officer
                                   Ablest Service Corp.

Duane F. Worthington        45     Vice President -            1989
                                   U.S. Operations,
                                   C. H. Heist Corp.

Andrew R. Crowe, Jr.        45     Vice President -            1990
                                   Chief Operating
                                   Officer, C. H.
                                   Heist, Ltd.

Kurt R. Moore               38     Executive Vice President -  1991
                                   Ablest Service Corp.

Thomas B. Boisture          45     Vice President -            1993
                                   Engineering and
                                   Development,
                                   C. H. Heist Corp.

Mark P. Kashmanian          41     Treasurer - Chief           1997
                                   Accounting Officer

Paul K. Brumfield           54     Vice President - Human      1997
                                   Resource, Safety, Health
                                   and Environment


     (b) Arrangements and Understandings. There are no arrangements or understandings pursuant to which the above officers were elected.

     (c) Family Relationships. None of the officers has any family relationship with any other officer of the Company.

     (d) Business Experience. Messrs. Charles H. Heist, John L. Rowley, W. David Foster, Duane F. Worthington, Kurt R. Moore, Andrew R. Crowe, Jr., Mark
P. Kashmanian and Paul K. Brumfield have been employees of the Company for more than five years. Mr. Snitzer is a partner in the Buffalo, New York, law firm of Borins, Setel, Snitzer & Brownstein, and its predecessors, which firm served as general counsel to the Company until July 1996. Thomas B.Boisture joined the Company on June 28, 1993 with the acquisition of certain assets of Ohmstede Mechanical Services, Inc. (OMSI). Mr. Boisture started with OMSI in 1989 after two years as a manager for a mechanical contracting company in Houston, Texas. For thirteen years prior to that Mr. Boisture served in management at Exxon, a major U.S. oil refining company, in mechanical, operational, environmental and technical positions.


ITEM 2. PROPERTIES

     The Company's subsidiary, Ablest Service Corp., owns the executive office facilities for C.H. Heist Corp. and Ablest Service Corp. in Clearwater, Florida. The Company owns and leases properties in Buffalo, New York which house its administrative offices, and Methods and Development facilities. The leased facilities in Buffalo are leased from persons who are affiliates of certain officers and directors. See Part III, Item 13 "Certain Relationships and Related Transactions" in this form 10-K, the response to which is incorporated herein by reference.

     The daily operations of the Company are currently operated out of 27 service facilities and 31 temporary staffing offices as well as eight Regional Centers. The Regional Centers are covered by short term leases. Twenty-one service facilities and 31 temporary staffing offices are located in the continental United States and six service facilities are located within Canada. With respect to the service facilities, 12 are owned by the Company, and fifteen service areas and all of the temporary staffing offices are subject to leases with various expiration dates. The Company considers its service facilities, temporary staffing offices and Regional Centers suitable and adequate for servicing its customers.

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

     Certain of the properties owned by the Company are subject to mortgages. Reference is made to Note 4 to the Consolidated Financial Statements on page 15 of the Company's Annual Report to Shareholders, incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

         The information in response to this item is hereby incorporated by reference to the information presented on page 20 of the Company's 1996 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         The information in response to this item is hereby incorporated by reference to the information presented at page 8 in the Company's 1996 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in response to this item is hereby incorporated by reference to the information presented at pages 9 through 10 in the Company's 1996 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and independent auditors report required in response to this item is hereby incorporated by reference to pages 10 through 20 in the Company's 1996 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information in response to this item is hereby incorporated by reference to the information under the caption "Nominees for Directors" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 9, 1997, except insofar as information with respect to executive officers is presented in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         The information in response to this item is hereby incorporated by reference to the information under the caption "Compensation of Executive Officers" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in conjunction with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 9, 1997; provided, however, that information appearing in the proxy statement under the headings "Report on Executive Compensation by the Compensation Committee and Board of Directors" and "Common Stock Performance" is not incorporated herein and should not be deemed to be included in this document for any purposes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information in response to this item is hereby incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 9, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information in response to this item is hereby incorporated by reference to the information under the caption "Certain Transactions" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 9, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this Report:

          (1) Financial Statements and Schedules

          See Index to Financial Statements and Schedules at page 13.

          (2) Exhibits

          Exhibits identified below are filed herewith or incorporated herein by reference to the documents indicated in parentheses.


Exhibit
Number   Description
-------  -----------
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

3.3 Amended By-laws of the Registrant adopted August 27, 1990 (Exhibit to the Company's Form 10-K Report for the year ended June 24, 1990).

10.1 Business Loan Agreement with Manufacturers and Traders Trust Company dated December 22, 1994 (Exhibit to the Company's Form 10-K Report for the year ended December 25, 1994).

10.2     Corporate Revolving Term Loan Agreement with Manufacturer and Traders
         Trust Company dated August 21, 1995 (Exhibit to the Company's Form
         10-K Report for the year ended December 31, 1995).

10.3  *  Amendement to Business Loan Agreement dated October 25, 1996.

10.4 EVA incentive plan. Incorporated herein by reference to the Company's definitive Proxy Statement in connection with its annual meeting held on May 10, 1996.

10.5 Leveraged Stock Option plan. Incorporated herein by reference to the Company's definitive Proxy Statement in connection with its annual meeting held on May 10, 1996.

10.6     Purchase Agreement dated as of September 15, 1996, with Tech Resource,
         Inc. (Exhibit to the Company's Form 8-K report dated September 30,
         1996).

13    *  1996 Annual Report to Shareholders.

15    *  Letter regarding Unaudited Interim Financial Information.

21   *        Subsidiaries of the Registrant.  Inside back cover of the 1996
              Annual Report to Shareholders. (Exhibit 13 to this 10-K report).

23   *        Consent of KPMG Peat Marwick LLP to incorporation of reports into
              Form S-8 No. 33-48497.

27.1 *        Financial Data Schedule (for SEC use only)



---------------------
*    Filed herewith.

     (b) One report on Form 8-K was filed by the Company on September 30, 1996 during the quarter ended December 29, 1996, regarding the Company's acquisition of certain assets of Tech Resource, Inc.

     The Company will furnish, without charge to a security holder upon request, a copy of the documents portions of which are incorporated by reference herein and will furnish any other exhibit at cost.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                   Form 10-K
                               Items 8, 14(a)(1)


                                                                Page reference
                                                           ---------------------
                                                           Annual           Form
                                                           Report           10-K
                                                           -------         ------

The financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below:

      Independent Auditors' Report                             10

      Financial Statements:
       Consolidated Balance Sheets as of
       December 29, 1996 and
       December 31, 1995                                       11

       Consolidated Statements of Earnings
       for the years ended December 29, 1996,
       December 31, 1995 and December 25, 1994                 12

       Consolidated Statements of Stockholders'
       Equity for the years ended December 29,
       1996, December 31, 1995 and December 25, 1994           12

       Consolidated Statements of Cash Flows for the
       years ended December 29, 1996,
       December 31, 1995 and December 25, 1994                 13

       Notes to Consolidated Financial Statements            14 - 19

       Supplemental information, Quarterly data                20

The following consolidated financial statement schedules of the registrant and its subsidiaries are included in Item 14(a)(1):

      Independent Auditors' Report                                           14

      Schedule:
      II - Valuation Account                                                 15



Schedules other than those listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the consolidated financial statements, including the notes thereto.

                         Independent Auditors' Report


The Board of Directors
C.H. Heist Corp.:



Under date of February 14, 1997, we reported on the consolidated financial statements of C. H. Heist Corp. and subsidiaries as listed in the accompanying index. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidation financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      KPMG Peat Marwick LLP

Buffalo, New York
February 14, 1997

                                                             SCHEDULE II
                       C. H. HEIST CORP. AND SUBSIDIARIES

                               VALUATION ACCOUNT


                                                Additons
                                   Balance at   charged to    Accounts       Balance
                                   Beginning     cost and     receivable      at end
                                   of period     expenses    written-off    of period
                                   ----------   ----------   -----------    ---------
Allowance for doubtful accounts:

  Year ended December 25, 1994     $ 356,701     174,441      (168,599)      362,543
                                   =========     =======       =======       =======

  Year ended December 31, 1995     $ 362,543     114,979       (51,288)      426,234
                                   =========     =======       =======       =======

  Year ended December 29, 1996     $ 426,234      42,296        (9,219)      459,311
                                   =========     =======       =======       =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 1997
                                             C. H. HEIST CORP.



                                             By:  /s/ John L. Rowley
                                                ------------------------------
                                                 John L. Rowley
                                                 Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

C. H. HEIST CORP.


By:  /s/ Charles H. Heist                 By: /s/ John L. Rowley
   ----------------------                    ---------------------------------
   Charles H. Heist                          John L. Rowley, Director and Vice
   Chairman of the Board                     President-Finance-Chief Financial
   and President                             Officer-Asst. Secretary



By: /s/ Ronald K. Leirvik                 By: /s/ Chauncey D. Leake, Jr.
   ----------------------                    ----------------------------------
   Ronald K. Leirvik                         Chauncey D. Leake, Jr.
   Director                                  Director




By: /s/ Brian J. Lipke                    By: /s/ Charles E. Scharlau
   ----------------------                    ----------------------------------
   Brian J. Lipke                            Charles E. Scharlau
   Director                                  Director


By: /s/ Richard W. Roberson
   -------------------------
   Richard W. Roberson
   Director






February 24, 1997

                                 EXHIBIT INDEX




Exhibit                                                             Page or
Number        Description                                           Reference
-------       -----------                                           ---------
3.1           Restated Certificate of Incorporation                   (1)
              of Registrant dated January 19, 1983

3.2           Certificate of Amendment of Certificate                 (2)
              of Incorporation of the Registrant

3.4 Amended By-laws of the Registrant adopted on August 27, 1990

10.1          Business Loan Agreement with Manufacturers and          (3)
              Trades Trust Company dated December 22, 1994.

10.2          Corporate Revolving Term Loan Agreement with            (6)
              Manufactuers and Traders Trust Company Dated
              August 21, 1995.

10.3          Amendment to Corporate Revolving Term Loan              (7)
              Agreement with Manufacturers and Traders Trust
              Company dated October 25, 1996.

10.4          EVA Incentive Plan                                      (4)

10.5          Leveraged Stock Option Plan                             (4)

10.6          Purchase agreement dated September 15, 1996 with        (5)
              Tech Resource, Inc.

13            1996 Annual Report to Shareholders.                     (7)

13            1996 Annual Report to Shareholders inside back cover.   (7)

15            Letter regarding Unaudited Interim Financial            (7)
              Information.

23            Consent of KPMG Peat Marwick LLP to incorporation of    (7)
              reports into Form S-8 No. 33-48497

27            Financial Data Schedule (for SEC use only).

----------------------

(1) Filed as an Exhibit to the Registrant's Form 10-K Report for the year ended June 25, 1989 and incorporated herein by reference.

(2) Filed as Appendix A to the Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders held on May 11, 1992.

(3) Filed as an exhibit to the Registrant's form 10-K report for the period ended December 25, 1994 and incorporated herein by reference.

(4) Filed as part of Registrant's definitive Proxy statement in connection with its annual meeting of shareholders held on May 10, 1996 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's form 8-K report dated September 30, 1996 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's form 10-K report for the period ended December 31, 1995 and incorporated herein by reference.

(7)    Filed as an Exhibit to this report.