Form 10-Q
period 1997-03-30
HEIST C H CORP
filed 1997-05-12
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 30, 1997.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                        Commission file number 0-7907


                              C.H. Heist Corp.
                              ----------------
           (Exact name of registrant as specified in its charter)


       New York                                       16-0803301
       --------                                       ----------
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization                    Identification Number)

    810 North Belcher Road
     Clearwater, Florida                                 34625
     -------------------                                 ------
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

                             Yes  X    No
                                -----     -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - April 18, 1997.


     Common stock, $.05 par value                      2,876,873
     ----------------------------                      ---------
              (Class)                            (Outstanding shares)

                       C.H. HEIST CORP. AND SUBSIDIARIES

                                     Index

Part I
  Financial Information
     Condensed Consolidated Balance Sheets-
            March 30, 1997 and December 29, 1996                                     3

     Condensed Consolidated Statements of Operations-
            thirteen-week periods ended March 30, 1997 and
            March 31, 1996                                                           4

     Condensed Consolidated Statements of Cash Flows-
            thirteen-week periods ended March 30, 1997 and
            March 31, 1996                                                           5

     Notes to Condensed Consolidated Financial Statements                             6

     Independent Auditors' Review Report                                             7

     Management's Discussion and Analysis of Results of
            Operations and Financial Condition                                      8-9

Part II
     Other Information                                                               10

     Signatures                                                                      11





                               *   *   *   *   *

                          PART I-FINANCIAL INFORMATION
                       C.H. HEIST CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 30          December 29
                            Assets                                  1997                1996
                            ------                                  ----                ----
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                     $   1,591,433             2,691,908
   Receivables                                                      14,022,563            14,533,685
   Services in progress                                              1,071,011             1,117,235
   Income taxes receivable                                             519,937                     -
   Parts and supplies                                                1,559,629             1,604,470
   Prepaid expenses                                                  1,243,881               324,114
   Deferred income taxes                                             1,010,219             1,010,376
                                                                 -------------         -------------
               Total current assets                                 21,018,673            21,281,788
                                                                 -------------         -------------

Property, plant and equipment, at cost                              50,835,204            49,635,229
   Less accumulated depreciation                                    33,158,012            32,229,168
                                                                 -------------         -------------
               Net property, plant and equipment                    17,677,192            17,406,061
                                                                 -------------         -------------
Deferred income taxes                                                  139,994               141,367
Other assets                                                         1,678,668             2,073,881
                                                                 -------------         -------------
                                                                 $  40,514,527            40,903,097
                                                                 =============         =============
             Liabilities and Stockholders' Equity
             ------------------------------------

Current liabilities:
   Current installments of long-term debt                        $     537,667               537,667
   Accounts payable                                                  1,624,566             1,579,775
   Accrued expenses                                                  4,710,776             4,470,646
   Income taxes payable                                                      -               197,753
                                                                 -------------         -------------
               Total current liabilities                             6,873,009             6,785,841
Long-term debt, excluding current installments                       6,932,974             6,492,390
Deferred income taxes                                                  551,285               551,285
                                                                 -------------         -------------
               Total liabilities                                    14,357,268            13,829,516
                                                                 -------------         -------------

Stockholders' equity (note 3):
   Common stock of $.05 par value. Authorized
      8,000,000 shares; issued 3,167,092 shares                        158,355               158,355
   Additional paid-in capital                                        4,274,057             4,267,798
   Retained earnings                                                24,140,609            24,984,062
   Equity adjustment from foreign currency translation              (1,173,275)           (1,084,731)
                                                                 -------------         -------------
                                                                    27,399,746            28,325,484
   Less cost of common stock in treasury: 290,219 and
      292,419 shares for 1997 and 1996, respectively                (1,242,487)           (1,251,903)
                                                                 -------------         -------------
Total stockholders' equity                                          26,157,259            27,073,581
                                                                 -------------         -------------
                                                                 $  40,514,527            40,903,097
                                                                 =============         =============

See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     Thirteen-                  Thirteen-
                                                                       week                       week
                                                                      period                     period
                                                                       ended                      ended
                                                                     March 30                   March 31
                                                                       1997                       1996
                                                                  -------------              -----------
Net Sales                                                           $24,960,983               25,769,004
Cost of sales                                                        22,261,371               22,508,737
                                                                    -----------              -----------
               Gross profit                                           2,699,612                3,260,267
Selling, general and administrative                                   3,464,401                3,331,314
                                                                    -----------              -----------
   Operating (loss)                                                    (764,789)                 (71,047)
                                                                    -----------              -----------
Other income (expense):
   Interest income                                                       11,274                   13,535
   Interest expense                                                    (122,449)                 (80,427)
   Gain on disposal of property, plant
          and equipment, net                                              3,137                   62,409
   Amortization of other assets                                         (35,945)                 (31,007)
   Miscellaneous                                                       (303,769)                   5,551
                                                                    -----------              -----------
               Total other income (expense) net                        (447,752)                 (29,939)
                                                                    -----------              -----------

               (Loss) before income taxes                            (1,212,541)                (100,986)

Income tax benefit                                                      369,088                   39,086
                                                                    -----------              -----------

               Net (loss)                                           $  (843,453)                 (61,900)
                                                                    ===========              ===========

Net (loss) per share                                                $      (.29)                    (.02)
                                                                    ===========              ===========

Weighted average number of common shares outstanding                  2,875,519                2,872,773
                                                                    ===========              ===========




     See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Thirteen-             Thirteen-
                                                                               week                  week
                                                                              period                period
                                                                               ended                 ended
                                                                             March 30              March 31
                                                                               1997                  1996
                                                                           -------------         -------------
Cash flows from operating activities:
    Net Loss                                                                $   (843,453)              (61,900)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation of plant and equipment                                     1,268,853             1,195,284
       Amortization of other assets                                               35,945                31,007
       Gain on disposal of property, plant
            and equipment, net                                                    (3,137)              (62,409)
       Deferred income taxes                                                           -                     -
       Changes in assets and liabilities (see below)                            (420,602)             (551,673)
                                                                            ------------          ------------
           Net cash provided by operating activities                              37,606               550,309
                                                                            ------------          ------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                (1,682,449)             (620,302)
    Proceeds from disposal of property, plant and equipment                       99,197               116,541
                                                                            ------------          ------------
           Net cash used in investing activities                              (1,583,252)             (503,761)
                                                                            ------------          ------------
Cash flows from financing activities:
    Proceeds from bank line of credit borrowing                                1,300,000             2,700,000
    Repayment on bank line of credit borrowing                                  (850,000)           (1,900,000)
    Repayment of other long-term debt                                             (9,416)               (6,278)
    Proceeds from reissuance of treasury shares                                   15,675                     -
                                                                            ------------          ------------
           Net cash provided by financing activities                             456,259               793,722
                                                                            ------------          ------------
Effect of exchange rate changes on cash and cash equivalents                     (11,088)               10,055
                                                                            ------------          ------------
    Net (decrease) increase in cash and cash equivalents                      (1,100,475)              850,325
Cash and cash equivalents at beginning of period                               2,691,908             3,040,815
                                                                            ------------          ------------
Cash and cash equivalents at end of period                                  $  1,591,433             3,891,140
                                                                            ============           ===========

Changes in assets and liabilities providing (using) cash:
    Receivables                                                             $    478,373               562,152
    Services in progress                                                          45,928              (994,711)
    Income taxes receivable                                                     (519,937)               (8,904)
    Parts and supplies                                                            43,361               (33,879)
    Prepaid expenses                                                            (924,038)             (755,861)
    Accounts payable                                                              49,677             1,446,136
    Accrued expenses                                                             245,000              (211,345)
    Income taxes payable                                                        (198,356)             (544,135)
    Other assets                                                                 359,390               (11,126)
                                                                            ------------          ------------
       Total                                                                $   (420,602)             (551,673)
                                                                            ============          ============





See accompanying notes to condensed consolidated financial statements

                       C. H. HEIST CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present a fair statement of consolidated financial position as of March 30, 1997, and the results of operations and cash flows for the thirteen-week period ended March 30, 1997 and the thirteen-week period ended March 31, 1996. These condensed consolidated financial statements should be read in conjunction with the Company's Audited Consolidated Financial Statements for 1996 and the notes thereto.

     The Company's fiscal year ends on the last Sunday of December. For fiscal 1996, the Company's operations included 52 weeks. Therefore, the period ended March 30, 1996 includes thirteen weeks. The first quarter of 1997 (a 52 week year) includes thirteen weeks.

2. The results of operations for the thirteen-week period ended March 30, 1997 and the thirteen-week period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the thirteen-week period ended March 30, 1997 are summarized as follows:

                                                                         Equity
                                                                        adjustment
                                            Additional                 from foreign      Treasury      Stock           Total
                                 Common      paid-in      Retained       currency        -------------------        stockholders'
                                  stock      capital      earnings     translation        Shares      Amount           equity
                                  -----      -------      --------     -----------        ------      ------           ------
 Balance at December 29, 1996    $158,355   $4,267,798    $24,984,062    $(1,084,731)   292,419    $(1,251,903)    $27,073,581
 Net Loss                            -           -           (843,453)         -          -              -            (843,453)
 Foreign currency                    -           -               -             -          -              -
 translation adjustment                                                      (88,544)     -              -             (88,544)
 Reissue Treasury Stock              -           6,259           -             -         (2,200)         9,416          15,675
                                 --------   ----------    -----------    -----------    -------    -----------     -----------
 Balance at March 30, 1997       $158,355   $4,274,057    $24,140,609    $(1,173,275)   290,219    $(1,242,487)    $26,157,259
                                 ========   ===========   ===========    ===========    =======    ===========     ===========


4. During the quarter ended March 30, 1997, 33,583 additional stock options were issued and none have expired. As of March 30, 1997 and December 29, 1996, the Company had exercisable options outstanding to employees to purchase 182,389 common shares, at prices ranging from $6.94 to $11.14 per share.

                      Independent Auditors' Review Report


The Board of Directors and Stockholders
C.H. Heist Corp:

We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of March 30, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended March 30, 1997 and March 31, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                              KPMG Peat Marwick LLP

Buffalo, New York
April 28, 1997

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


Results of Operations

Sales decreased by $808,000 or 3.1% during the current fiscal quarter compared to the same fiscal quarter one year ago. Sales in the industrial maintenance segment declined by $3.2 million or 21.6%. This decline was primarily attributable to the lack of major plant cleanup work during the current fiscal quarter compared to the prior period. Sales in the temporary staffing segment increased $2.4 million or 21.5%. These increases were the result of contributions from offices opened after the first quarter of the prior fiscal year and during the current fiscal quarter, greater market penetration from established offices in the Midwest and in the Mid Atlantic region and sales of information technology staffing generated by the Tech Resource Group which was acquired in September 1996.

Gross profit decreased by $561,000 or 17.2% and as a percentage of sales from 12.7% to 10.8% for the current fiscal quarter compared to the same period one year ago. Gross profit decreased in the industrial maintenance segment primarily as a result of increases in non-billable time associated with safety training of the field workforce, guaranteed weekly minimum hours to key field personnel to promote stability in the workforce and the addition of management staff in selected markets. The decrease in gross profit as a percent of sales for the temporary staffing segment was due to costs associated with new office openings including the Tech Resource group which was formed after the acquisition of Tech Resource, Inc., in September 1996.

Interest expense increased during the current fiscal quarter compared to the same period one year ago. Higher interest rates on the Company's revolving line of credit and interest expense accrued on the promissory note issued in conjunction with the acquisition of certain assets of Tech Resources, Inc. in September 1996 caused this increase. Legal, accounting and travel costs, deferred in fiscal 1996, associated with the preparation of documents for the spin-off and initial public offering of Ablest Service Corp., were written off due to a delay in the timing of the initial public offering in 1997. Management of the Company anticipates that the spin-off will occur later in the current fiscal year with a public offering of additional shares during fiscal 1998.

The effective tax rate for the current fiscal quarter is a benefit of 30.4%.
    The lower than normal effective benefit rate is due to the tax benefit of operating losses in the industrial maintenance segment being not fully realizable for state tax purposes.

Financial Condition

The quick ratio was 2.6 to 1 as of March 30, 1997 compared to 2.8 to 1 as of December 29, 1996. The current ratio was 3.1 as of March 30, 1997 and December 29, 1996. Net working capital decreased by $350,000, primarily due to a $1.1 million reduction in cash and cash equivalents and $500,000 reduction in accounts receivable. These decreases were partially offset by an increase in prepaid expenses of $920,000 which represents the balance remaining on renewal of the Company's insurance program at the beginning of the fiscal year, as well as increases in income taxes receivable and accrued expenses. Reference should be made to the cash flow statement which details the sources and uses of cash.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION,
                                   Continued




Open credit commitments as of March 30, 1997 were $3.1 million for C.H. Heist
    Corp., and $5.0 million for Ablest Service Corp. The Company also has $362,000 (the U.S. dollar equivalent) available for C. H. Heist Ltd., the Company's Canadian subsidiary.

Capital expenditures for the current fiscal quarter were approximately $1.7 million. Of this amount; $759,000 was for additions to the mobile equipment fleet, $319,000 was for computer equipment of which $257,000 was for an office automation system for Ablest, $147,000 for computerized machining equipment for the Company's Methods and Development facility with the balance for other equipment and facilities. Open credit commitments at March 30, 1997 were $290,000, $270,000 of which was for additions to the mobile equipment fleet and the remainder for other equipment.

Recent Development

In a press release dated April 28, 1997, the Company announced that Ablest
    Service Corp., the Company's temporary staffing subsidiary, acquired certain assets of Atlanta based Solution Source, Inc. Solution Source is an Information Technology staffing provider with 1996 annualized sales of approximately $3.2 million. It will be combined with Ablest's Tech Resource Group, which was formed after the September 1996 acquisition of Atlanta based Tech Resource, Inc.

                           Part II-Other Information



Item 6 Exhibits and Reports on Form 8-K

       (A) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 30, 1997.

Exhibit 27     Financial Data Schedule (for SEC use only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           C.H. Heist Corp.

                                           (Registrant)


Date       May 7, 1997                     /s/ Mark P. Kashmanian
                                           ------------------------------
                                           Mark P. Kashmanian
                                           Chief Accounting Officer