Form 10-Q
period 1997-06-29
HEIST C H CORP
filed 1997-08-11
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended June 29, 1997.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

Commission file number 0-7907
                       ------

                                C.H. Heist Corp.
             (Exact name of registrant as specified in its charter)


       New York                                      16-0803301
       --------                                      ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization

    810 North Belcher Road
      Clearwater, Florida                                  33765
      -------------------                                  -----
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

                               Yes   X   No
                                   -----    -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - August 1, 1997.


                   Common stock, $.05 par value       2,876,823
                   ----------------------------       ---------
                             (Class)              (Outstanding shares)

                       C.H. HEIST CORP. AND SUBSIDIARIES


                                     Index

Part I
         Financial Information
            Condensed Consolidated Balance Sheets-
            June 29, 1997 (Unaudited) and December 29, 1996                                   3

            Condensed Consolidated Statements of Operations - (Unaudited)
            thirteen and twenty-six week periods ended June 29, 1997
            and June 30, 1996                                                                 4

            Condensed Consolidated Statements of Cash Flows - (Unaudited)
            twenty-six week periods ended June 29, 1997 and June 30, 1996                     5

            Notes to Condensed Consolidated Financial Statements                              6

            Independent Auditors' Review Report                                               7

            Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                                          8-10

Part II
         Other Information                                                                   11

         Signatures                                                                          12





                               *   *   *   *   *

                          Part I-Financial Information

                       C.H. HEIST CORP. AND SUBSIDIARIES


                     Condensed Consolidated Balance Sheets


                                                                   June 29,                December 29,
                            Assets                                  1997                       1996
                            ------                                  ----                       ----
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                     $     224,640               2,691,908
   Receivables                                                      15,956,876              14,533,685
   Services in progress                                              1,848,555               1,117,235
   Income taxes receivable                                             580,805                 -
   Parts and supplies                                                1,387,083               1,604,470
   Prepaid expenses                                                  1,263,567                 324,114
   Deferred income taxes                                             1,010,230               1,010,376
                                                                 -------------            ------------
               Total current assets                                 22,271,756              21,281,788
                                                                 -------------            ------------
Property, plant and equipment, at cost                              52,026,539              49,635,229
   Less accumulated depreciation                                    34,442,409              32,229,168
                                                                 -------------            ------------
               Net property, plant and equipment                    17,584,130              17,406,061
                                                                 -------------            ------------
Deferred income taxes                                                  140,090                 141,367
Other assets                                                         3,392,077               2,073,881
                                                                 -------------            ------------
                                                                   $43,388,053              40,903,097
                                                                 =============            ============
             Liabilities and Stockholders' Equity
             ------------------------------------

Current liabilities:
   Current installments of long-term debt                        $     537,667                 537,667
   Accounts payable                                                  2,377,147               1,579,775
   Accrued expenses                                                  5,141,706               4,470,646
   Income taxes payable                                                -                       197,753
                                                                 -------------            ------------
               Total current liabilities                             8,056,520               6,785,841
Long-term debt, excluding current installments                       8,223,557               6,492,390
Deferred income taxes                                                  551,285                 551,285
                                                                 -------------            ------------
               Total liabilities                                    16,831,362              13,829,516
                                                                 -------------            ------------

Stockholders' equity (note 3):
   Common stock of $.05 par value. Authorized
      8,000,000 shares; issued 3,167,092 shares                        158,355                 158,355
   Additional paid-in capital                                        4,273,905               4,267,798
   Retained earnings                                                24,597,240              24,984,062
   Equity adjustment from foreign currency translation              (1,230,108)             (1,084,731)
                                                                 -------------            ------------
                                                                    27,799,392              28,325,484
   Less cost of common stock in treasury: 290,269 and
      292,419 shares for 1997 and 1996, respectively                (1,242,701)             (1,251,903)
                                                                 -------------            ------------
Total stockholders' equity                                          26,556,691              27,073,581
                                                                 -------------            ------------
                                                                   $43,388,053              40,903,097
                                                                 =============            ============

See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES


                Condensed Consolidated Statements of Operations

                                  (Unaudited)

                                                            Thirteen          Thirteen       Twenty-six      Twenty-six
                                                           week period      week period      week period     week period
                                                              ended            ended           ended            ended
                                                          June 29, 1997    June 30, 1996    June 29, 1997   June 30, 1996
                                                          -------------    -------------    -------------   -------------
Net Sales                                                 $ 31,123,105       25,781,333       56,084,088      51,550,337
Cost of sales                                               26,272,501       22,466,873       48,533,872      44,975,610
                                                          ------------     ------------     ------------    ------------
               Gross profit                                  4,850,604        3,314,460        7,550,216       6,574,727
Selling, general and administrative expenses                 4,071,118        3,603,088        7,535,519       6,934,402
                                                          ------------     ------------     ------------    ------------
   Operating income (loss)                                     779,486         (288,628)          14,697        (359,675)
                                                          ------------     ------------     ------------    ------------

Other income (expense):
   Interest income                                               7,038           23,872           18,312          37,407
   Interest expense                                           (162,648)        (217,047)        (285,097)       (297,474)
   Gain (loss) on disposal of property, plant
          and equipment, net                                    (8,078)          20,752           (4,941)         83,161
   Amortization of other assets                                (52,097)         (31,007)         (88,042)        (62,014)
   Miscellaneous, net                                           97,725           (7,916)        (206,044)         (2,365)
                                                          ------------     ------------     ------------    ------------
               Total other expense, net                       (118,060)        (211,346)        (565,812)       (241,285)
                                                          ------------     ------------     ------------    ------------

               Earnings (loss) before income taxes             661,426         (499,974)        (551,115)       (600,960)

Income tax expense (benefit)                                   204,795          (48,618)        (164,293)        (87,704)
                                                          ------------     ------------     ------------    ------------
               Net earnings (loss)                        $    456,631         (451,356)        (386,822)       (513,256)
                                                          ============     ============     ============    ============

Net earnings (loss) per share                             $        .16             (.16)            (.13)           (.18)
                                                          ============     ============     ============    ============

Weighted average number of common shares outstanding         2,876,854        2,872,773        2,876,186       2,872,773
                                                          ============     ============     ============    ============



See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES


                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                        Twenty-six         Twenty-six
                                                                       week period         week period
                                                                          ended              ended
                                                                      June 29, 1997       June 30, 1996
                                                                     ---------------     --------------
Cash flows from operating activities:
   Net Loss                                                           $    (386,822)         (513,256)
   Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
       Depreciation of plant and equipment                                2,590,076         2,436,778
       Amortization of other assets                                          88,042            62,014
       (Gain) loss on disposal of property, plant
            and equipment, net                                                4,941           (83,161)
       Changes in assets and liabilities (see below)                     (1,910,403)       (2,374,068)
                                                                      -------------     -------------
          Net cash provided (used) by operating activities                  385,834          (471,693)
                                                                      -------------     -------------
Cash flows from investing activities:
   Additions to property, plant and equipment                            (2,776,916)       (2,657,861)
   Proceeds from disposal of property, plant and equipment                  110,290           215,644
   Acquisitions, net of cash                                             (1,891,884)         -
                                                                      -------------     -------------
          Net cash used in investing activities                          (4,558,510)       (2,442,217)
                                                                      -------------     -------------
Cash flows from financing activities:
   Proceeds from bank line of credit borrowing                            8,350,000         5,600,000
   Repayment on bank line of credit borrowing                            (6,600,000)       (4,200,000)
   Repayment of other long-term debt                                        (18,833)          (18,833)
   Proceeds from reissuance of treasury shares                               15,309          -
                                                                      -------------     -------------
          Net cash provided by financing activities                       1,746,476         1,381,167
                                                                      -------------     -------------
Effect of exchange rate changes on cash and cash equivalents                (41,068)             (934)
                                                                      -------------     -------------
          Net decrease in cash and cash equivalents                      (2,467,268)       (1,533,677)

Cash and cash equivalents at beginning of period                          2,691,908         3,040,815
                                                                      -------------     -------------
Cash and cash equivalents at end of period                            $     224,640         1,507,138
                                                                      =============     =============
Changes in assets and liabilities providing (using) cash:
   Receivables                                                        $  (1,446,958)         (149,160)
   Services in progress                                                    (736,826)       (1,166,255)
   Income taxes receivable                                                 (580,805)         (335,096)
   Parts and supplies                                                       216,237             3,578
   Prepaid expenses                                                        (940,631)         (512,740)
   Accounts payable                                                         766,017           (12,175)
   Accrued expenses                                                         674,302           170,084
   Income taxes payable                                                    (197,208)          172,997
   Other assets                                                             335,469          (545,301)
                                                                      -------------     -------------
       Total                                                          $  (1,910,403)       (2,374,068)
                                                                      =============     =============



See accompanying notes to condensed consolidated financial statements

                       C. H. HEIST CORP. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

1. In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary (consisting of normal recurring items) to present a fair statement of consolidated financial position as of June 29, 1997, and the results of operations and cash flows for the twenty-six week period ended June 29, 1997 and the twenty-six week period ended June 30, 1996. These condensed consolidated financial statements should be read in conjunction with the Company's Audited Consolidated Financial Statements for 1996 and the notes thereto.

    The Company's fiscal year ends on the last Sunday of December. For fiscal 1996, the Company's operations included 52 weeks. Therefore, the period ended June 30, 1996 includes twenty-six weeks. The second half of 1997 (a 52 week year) includes twenty-six weeks.

2. The results of operations for the twenty-six week period ended June 29, 1997 and the twenty-six week period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the twenty-six week period ended June 29, 1997 are summarized as follows:

                                                                   Equity
                                                                  adjustment
                                          Additional             from foreign                           Total
                                Common     paid-in    Retained    currency    Treasury    Stock      stockholders
                                stock      capital    earnings   translation  Shares      Amount       equity
                                -----     -------    --------    ----------   -------     ------      -------
Balance at December 29, 1996   $158,355  $4,267,798 $24,984,062 $(1,084,731)  292,419   $(1,251,903)  $27,073,581
Net Loss                           -          -        (386,822)     -            -            -         (386,822)
Foreign currency translation
   adjustment                      -          -           -        (145,377)      -            -         (145,377)
Reissue Treasury Stock             -          6,107       -          -         (2,150)        9,202        15,309
                               --------  ---------- ----------- -----------   -------   -----------   -----------
Balance at June 29, 1997       $158,355  $4,273,905 $24,597,240 $(1,230,108)  290,269   $(1,242,701)  $26,556,691
                               ========  ========== =========== ===========   =======   ===========   ===========



4. During the quarter ended June 29, 1997, no additional stock options were issued and 4,853 have expired. As of June 29, 1997 and December 29,
    1996, the Company had exercisable options outstanding to employees to purchase 177,536 and 182,389 common shares respectively, at prices ranging from $6.94 to $11.14 per share.

5. On April 28, 1997, Ablest Service Corp. ("Ablest"), a wholly owned subsidiary of C. H. Heist Corp. purchased certain assets from Solution Source, Inc., a Georgia corporation, and its shareholders. The purchase price was $1.3 million cash at closing plus additional contingent consideration not to exceed $1.125 million over the next three years based on the achievement of certain earnings goals. The source of the funds used by Ablest was $1.3 million from its revolving line of credit. The purchase price was determined through negotiations and is assigned primarily to the established fair value of the intangible assets acquired.

    Additionally on June 23, 1997, Ablest purchased certain assets from The Kelton Group, Inc., a North Carolina corporation and its shareholder. The purchase price was $300,000 cash at closing which came from Ablest's operating cash account. The purchase price was determined through negotiations and is assigned primarily to the established fair value of the intangible assets acquired.

    The proforma effect of the above acquisitions on the Company's results of operations for the thirteen and twenty-six week periods ended June 29, 1997 and June 30, 1996 is not material.

                      Independent Auditors' Review Report


The Board of Directors and Stockholders
C.H. Heist Corp:


We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of June 29, 1997, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended June 29, 1997 and June 30, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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





Buffalo, New York                                    KPMG Peat Marwick LLP
July 25, 1997

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Net sales increased by $5.3 million or 20.7% during the current fiscal quarter and by $4.5 million or 8.8% for the fiscal year to date period, compared to one year ago. Net sales in the industrial maintenance segment increased by $602,000 or 4.3% during the current fiscal quarter, compared to one year ago while still showing a decline of $2.6 million or 8.9% for the fiscal year to date period, compared to one year ago. The increase for the current fiscal quarter was due to sales of new services such as chemical cleaning and waste management. The decline in the fiscal year to date period was primarily attributable to the lack of major plant clean-up work during the first fiscal quarter of this year. Net sales in the Company's staffing services segment (Ablest Service Corp.) increased $4.7 million or 40.5% during the current fiscal quarter, compared to one year ago and by $7.1 million or 31.3% for the fiscal year to date period, compared to one year ago. The increase for the current fiscal quarter and year to date periods are partially the result of sales generated from offices opened during the prior fiscal year as well as during the first fiscal quarter of 1997, recent acquisitions of Information Technology staffing companies and the servicing of a high volume, short term commercial staffing project in the Company's midwest region.

Gross profit increased by $1.5 million for the current fiscal quarter and $975,000 for the fiscal year to date period, compared to one year ago. Gross profit as a percent of sales increased to 15.6% from 12.9% and to 13.5% from 12.8% during the current fiscal quarter and year to date periods, respectively. Gross profit as a percent of sales increased in the industrial maintenance segment to 15.1% from 10.0% and to 10.9% from 9.6% during the current fiscal quarter and year to date periods, respectively. This increase in gross profit percentage is primarily attributable to actions taken in the second half of the prior fiscal year to streamline operations at the Company's southern region (formerly Heist Field Services) and at the Company's Service and Repair facility in Buffalo, New York. Gross profit decreased as a percentage of sales for the Company's staffing services segment to 15.5% from 16.8% and to 16.1% from 17.1% during the current fiscal quarter and year to date periods, respectively. Lower margins caused by the competitiveness within the staffing industry, costs associated with new office openings during the current fiscal year and the use of second tier suppliers to meet assignment demands on the high volume, short term project noted previously, contributed to the decline.

Selling, general and administrative expenses increased by approximately
   $468,000 or 13.0% and $601,000 or 8.7% for the current fiscal quarter and year to date periods, respectively. Selling, general and administrative expenses for the industrial maintenance segment decreased by $246,000 or 10.9% and $630,000 or 14.1% for the current fiscal quarter and year to date periods, respectively. These decreases were primarily the result of streamlining and the consolidation of some support functions which occurred during the prior fiscal year.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION,
                                   Continued


Results of Operations

  Selling, general and administrative expenses for the Company's staffing services segment increased by $714,000 or 53.6% and $1.2 million or 50.3% for the current fiscal quarter and year to date periods, respectively. The increases were primarily the result of the growth of the staffing services segment through acquisitions and the opening of new offices. Also contributing to these increases are costs associated with establishing Ablest Service Corp. as a stand-alone entity. Included in these expenses are legal and audit fees, expenses associated with Board of Directors meetings and costs associated with the establishment of separate human resources department and other support functions. Additional expense was incurred during the current fiscal quarter due to reserves of $218,000 against receivables for two large customers; one involves disputed invoices on the aforementioned short term project and the other a Chapter 11 filing for protection against creditors. We are continuing to service this customer while it reorganizes under the Chapter 11 petition.

  Other expenses net, decreased by $93,000 or 44.1% during the current fiscal quarter, compared to one year ago, and increased by $325,000 or 134.5% for the year to date period, compared to one ago. The decrease in the current fiscal quarter was the result of a decrease in interest expense due to a lowering in both the amount of debt incurred by the Company and in the interest rate paid on that debt. Also contributing to this decrease was the recognition of a foreign currency gain. The fiscal year to date increase is primarily attributable to the write-off of costs associated with the preparation of documents for the spin-off and initial public offering of Ablest Service Corp., which has been delayed.

  The effective tax rates for the current fiscal quarter was 31.0% and for the fiscal year to date period was a benefit of 29.8%. The effective rates are the result of the multiple taxing jurisdictions in which the Company operates.


Financial Condition

  The quick ratio was 2.4 to 1 as of June 29, 1997 as opposed to 2.7 to 1 at December 29, 1996. The current ratio was 2.8 to 1 as of June 29, 1997 as opposed to 3.1 to 1 at December 29, 1996. Net working capital increased by $70,000 during the current fiscal quarter. The increase in working capital is attributable to increases in accounts receivable and services in progress which were partially offset by decreases in cash, parts and supplies and increases in accounts payable and accrued expenses. Reference should be made to the cash flow statement, which details the sources and uses of cash.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION,
                                   Continued


Financial Condition

  Open credit commitments as of June 29, 1997 were $6.8 million of which $5.7 million was for C. H. Heist Corp. and $1.1 million was for Ablest Service Corp. The Company also has $362,000 (the U.S. equivalent) available for
    C. H. Heist Ltd., the Company's Canadian subsidiary.

  Capital expenditures for the current fiscal quarter were approximately $1.1 million. Of this amount $658,000 was for additions to the equipment fleet, $162,000 was for computer equipment, $136,000 was for fixed assets from acquisitions and the balance was for other equipment and facilities. Commitments at June 29, 1997 were $225,000 of which $205,000 was for additions to the equipment fleet and $20,000 was for other equipment.

Recent Development

  On April 28, 1997, Ablest Service Corp. acquired certain assets of Solution
    Source, Inc., of Atlanta, Georgia. Solution Source, Inc. provides Information Technology staffing and has been combined with Ablest's
    Tech Resource Group, which was formed after the September 1996 acquisition of Tech Resource, Inc.

  On June 23, 1997, Ablest Service Corp. acquired certain assets of The Kelton
    Group, Inc. of Raleigh, North Carolina. The Kelton Group, Inc. is an Information Technology staffing and documentation services provider. It was added to Ablest's Tech Resource Group and represents Ablest's expansion plans for these services outside of the Atlanta, Georgia marketplace.

  References should be made to the Company's May 8, 1997, 8-K filing for the Solution Source acquisition and July 8, 1997, 8-K filing for The Kelton Group acquisition.

                          Part II-Other Information



Item 6 Exhibits and Reports on Form 8-K

     (A)         Exhibit 27.1 Financial Data Schedules (for SEC use only)

     (B)         Reports on Form 8-K


                 On May 8, 1997, the Company filed a report on Form 8-K regarding its wholly owned subsidiary, Ablest Service Corp.'s acquisition of certain assets of Solution Source, Inc. for $1.3 million cash at closing plus additional contingent consideration not to exceed $1.125 million over the next 3 years based on the achievement of certain earnings goals.

                 On July 8, 1997, the Company filed a report on Form 8-K regarding its wholly owned subsidiary, Ablest Service Corp.'s acquisition of certain assets of The Kelton Group, Inc. for $300,000 cash at closing.

                 On July 9, 1997, the Company filed a report on Form 8-KA regarding the required audited financial statements of Solution Source, Inc. and pro forma financial statements not previously included with the initial Form 8-K filing on May 8, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        C.H. Heist Corp.

                                        (Registrant)


Date       August 8, 1997               /s/ Mark P. Kashmanian
                                        --------------------------------
                                        Mark P. Kashmanian
                                        Chief Accounting Officer