Form 10-Q
period 1997-09-28
HEIST C H CORP
filed 1997-11-12
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 28, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - October 20, 1997.

         Common stock, $.05 par value            2,876,823
         ----------------------------            ---------
                   (Class)                  (Outstanding shares)

                        C.H. HEIST CORP. AND SUBSIDIARIES

                                      Index

Part I
     Financial Information
         Condensed Consolidated Balance Sheets-
           September 28, 1997 (Unaudited) and  December 29, 1996                    3

         Condensed Consolidated Statements of Earnings - (Unaudited)
           thirteen week periods ended September 28, 1997 and
           September 29, 1996 and thirty-nine week periods ended
           September 28, 1997 and September 29, 1996                                4

         Condensed Consolidated Statements of Cash Flows - (Unaudited)
            thirty-nine week periods ended September 28, 1997 and
            September 29, 1996                                                      5

         Notes to Condensed Consolidated Financial Statements                       6

         Independent Auditors' Review Report                                        7

         Management's Discussion and Analysis of Results of Operations
                     and Financial Condition                                        8-10

Part II
          Other Information                                                         11

          Signatures                                                                12

                                    * * * * *

                          Part I-Financial Information
                        C.H. HEIST CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                                       September 28,          December 29,
                             Assets                                        1997                   1996
                             ------                                        ----                   ----
                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                       $     2,002,236             2,691,908
    Receivables                                                          18,936,132            14,533,685
    Services in progress                                                  1,556,099             1,117,235
    Income taxes receivable                                                 135,849               -
    Parts and supplies                                                    1,334,484             1,604,470
    Prepaid expenses                                                        719,742               324,114
    Deferred income taxes                                                 1,010,177             1,010,376
                                                                    ---------------       ---------------
                Total current assets                                     25,694,719            21,281,788
                                                                    ---------------       ---------------

Property, plant and equipment, at cost                                   52,940,715            49,635,229
    Less accumulated depreciation                                        35,339,189            32,229,168
                                                                    ---------------       ---------------
                Net property, plant and equipment                        17,601,526            17,406,061
                                                                    ---------------       ---------------
Deferred income taxes                                                       139,626               141,367
Other assets                                                              3,359,156             2,073,881
                                                                    ---------------       ---------------
                                                                        $46,795,027            40,903,097
                                                                    ===============       ===============

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
    Current installments of long-term debt                          $        37,667               537,667
    Accounts payable                                                      2,311,189             1,579,775
    Accrued expenses                                                      5,321,805             4,470,646
    Income taxes payable                                                    -                     197,753
                                                                    ---------------       ---------------
                Total current liabilities                                 7,670,661             6,785,841

Long-term debt, excluding current installments                           11,414,140             6,492,390
Deferred income taxes                                                       551,285               551,285
                                                                    ---------------       ---------------
                Total liabilities                                        19,636,086            13,829,516
                                                                    ---------------       ---------------
Stockholders' equity (note 3):
    Common stock of $.05 par value. Authorized
      8,000,000 shares; issued 3,167,092.                                   158,355               158,355
    Additional paid-in capital                                            4,273,915             4,267,798
    Retained earnings                                                    25,227,195            24,984,062
    Equity adjustment from foreign currency translation                  (1,257,823)           (1,084,731)
                                                                    ---------------       ---------------
                                                                         28,401,642            28,325,484
    Less cost of common stock in treasury: 290,269 and
    292,419 shares for 1997 and 1996, respectively.                      (1,242,701)           (1,251,903)
                                                                    ---------------       ---------------
                Total stockholders' equity                               27,158,941            27,073,581
                                                                    ---------------       ---------------
                                                                    $    46,795,027            40,903,097
                                                                    ===============       ===============


See accompanying notes to condensed consolidated financial statements.

                        C.H. HEIST CORP. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)



                                                           Thirteen           Thirteen         Thirty-nine       Thirty-nine
                                                         week period        week period        week period       week period
                                                             ended             ended              ended             ended
                                                         September 28,      September 29,      September 28,     September 29,
                                                             1997               1996               1997              1996
                                                       ---------------     --------------      ------------      ------------
Net Sales                                              $   31,257,515          28,218,788        87,341,603        79,769,125
Cost of sales                                              25,912,069          23,937,038        74,445,941        68,912,648
                                                       ---------------     --------------      ------------      ------------
                 Gross profit                               5,345,446           4,281,750        12,895,662        10,856,477
Selling, general and administrative expenses                3,884,349           3,189,314        11,419,868        10,123,716
                                                       --------------      --------------      ------------      ------------
    Operating income                                        1,461,097           1,092,436         1,475,794           732,761
                                                       --------------      --------------      ------------      ------------
Other income (expense):
    Interest income                                            32,732              14,004            51,044            51,411
    Interest expense                                         (232,894)           (164,152)         (517,991)         (461,626)
    Gain (loss) on disposal of property, plant
           and equipment, net                                  (3,102)            (30,385)           (8,043)           52,776
    Amortization of other assets                              (75,278)            (24,647)         (163,320)          (86,661)
    Miscellaneous, net                                         (1,581)             (9,327)         (207,625)          (11,692)
                                                       --------------      --------------      ------------      ------------
                Total other expense, net                     (280,123)           (214,507)         (845,935)         (455,792)
                                                       --------------      --------------      ------------      ------------

Earnings before income taxes                                1,180,974             877,929           629,859           276,969

  Income tax expense                                          551,019             305,260           386,726           217,556
                                                       --------------      --------------      ------------      ------------
                Net earnings                           $      629,955             572,669           243,133            59,413
                                                       ==============      ==============      ============      ============

Net earnings  per share                                $          .22                 .20               .08               .02
                                                       ==============      ==============      ============      ============
Weighted average number of common shares
outstanding                                                 2,876,823           2,873,128         2,876,399         2,872,891
                                                       ==============      ==============      ============      ============


See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                    Thirty-nine week      Thirty-nine
                                                                          period           week period
                                                                          ended               ended
                                                                      September 28,       September 29,
                                                                          1997                 1996
                                                                    ----------------      -------------
Cash flows from operating activities:
    Net earnings                                                    $        243,133             59,413
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation of plant and equipment                                3,823,797          3,614,933
        Amortization of other assets                                         163,320             86,661
        (Gain) loss on disposal of property, plant
             and equipment, net                                                8,043            (52,776)
        Deferred income taxes                                                -                   70,380
        Changes in assets and liabilities (see below)                     (3,479,036)        (2,516,468)
                                                                    ----------------      -------------
           Net cash provided by operating activities                         759,257          1,262,143
                                                                    ----------------      -------------

Cash flows from investing activities:
    Additions to property, plant and equipment                            (4,082,761)        (3,618,281)
    Proceeds from disposal of property, plant and equipment                  147,105            215,937
    Acquisitions                                                          (1,903,869)        (1,115,492)
                                                                    ----------------      -------------
           Net cash used in investing activities                          (5,839,525)        (4,517,836)
                                                                    ----------------      -------------

Cash flows from financing activities:
    Proceeds from bank line of credit borrowings                          13,450,000          7,800,000
    Repayment of bank line of credit borrowings                           (8,500,000)        (5,700,000)
    Repayment of other long-term debt                                       (528,250)           (28,250)
    Reissuance of treasury shares                                             15,319             14,204
                                                                    ----------------      -------------
           Net cash provided by financing activities                       4,437,069          2,085,954
                                                                    ----------------      -------------
Effect of exchange rate changes on cash and cash equivalents                 (46,473)               131
                                                                    ----------------      -------------
Net decrease in cash and cash equivalents                                   (689,672)        (1,169,608)
Cash and cash equivalents at beginning of period                           2,691,908          3,040,815
                                                                    ================      =============
Cash and cash equivalents at end of period                          $      2,002,236          1,871,207
                                                                    ================      =============

Changes in assets and liabilities providing (using) cash:
    Receivables                                                     $     (4,434,945)        (1,700,042)
    Services in progress                                                    (445,079)        (1,515,751)
    Income taxes receivable/payable, net                                    (330,964)          (840,430)
    Parts and supplies                                                       268,358            168,645
    Prepaid expenses                                                        (396,476)          (279,130)
    Other assets                                                             304,954           (109,553)
    Accounts payable                                                         698,698            423,300
    Accrued expenses                                                         856,418          1,336,493
                                                                    ================      =============
        Total                                                       $     (3,479,036)        (2,516,468)
                                                                    ================      =============


See accompanying notes to condensed consolidated financial statements

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of management of C. H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of September 28, 1997 and the results of its operations and cash flows for the thirteen and thirty nine week periods ended September 28, 1997 and September 29, 1996.

2. The results of operations for the thirteen and thirty nine week periods ended September 28, 1997 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the thirty nine week period ended September 28, 1997 are summarized as follows:



                                                                     Equity
                                                                   adjustment
                                         Additional               from foreign                             Total
                               Common     paid-in      Retained     currency    Treasurey  Stock        stockholders
                               stock      capital      earnings    translation  Shares       Amount        equity
                               -----      -------      --------    -----------  ------       ------        ------
Balance at December 29, 1996   $158,355  $4,267,798  $24,984,062 $ (1,084,73)   292,419   $(1,251,903)   $27,073,581
Net earnings                      -          -           243,133       -          -              -           243,133
Foreign currency translation
   Adjustment                                                       (173,092)                               (173,092)
Reissuance of treasury
   stock                          -           6,117        -           -         (2,150)        9,202         15,319
                               --------  ----------  ----------- -----------    -------   -----------   ------------
Balance at September 28, 1997  $158,355  $4,273,915  $25,227,195 $(1,257,823)   290,269   $(1,242,701)  $ 27,158,941
                               ========  ==========  =========== ===========    =======   ===========   ============


4. During the quarter ended September 28, 1997, no stock options were exercised, and none expired. As of September 28, 1997 and December 31, 1996, the Company had exercisable options outstanding to employees to purchase 177,536 and 182,389 common shares respectively, at prices ranging from $6.94 to $11.14 per share.

5. On April 28, 1997, Ablest Service Corp. ("Ablest"), a wholly owned subsidiary of C. H. Heist Corp. purchased certain assets from Solution Source, Inc., a Georgia corporation engaged in the information technology staffing business. The purchase price was $1.3 million cash at closing plus additional contingent consideration not to exceed $1.125 million over the next three years based on the achievement of certain earnings goals. The source of the funds used by Ablest was $1.3 million from its revolving line of credit. The purchase price was determined through negotiations and has been allocated to various intangible assets, primarily goodwill, based on their fair values.

     Additionally on June 23, 1997, Ablest purchased certain assets from The Kelton Group, Inc., a North Carolina corporation engaged in the information technology staffing and documentation writing service business. The purchase price was $300,000 cash at closing which came from Ablest's operating cash account. The purchase price was determined through negotiations and has been allocated to various intangible assets, primarily goodwill, based on their fair values.

     The pro forma effect of the above acquisitions on the Company's results of operations for the thirteen and thirty nine week periods ended September 28, 1997 and September 29, 1996 is not material.

                      Independent Auditors' Review Report

The Board of Directors and Stockholders
C.H. Heist Corp:

We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of September 28, 1997 and the related condensed consolidated statements of earnings and cash flows for the thirteen and thirty-nine week periods ended September 28, 1997 and September 29, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of December 29, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated February 14, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Buffalo, New York                                       KPMG Peat Marwick LLP
October 24, 1997

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net sales increased by $3 million or 10.8% during the current fiscal quarter and by $7.6 million or 9.5% for the fiscal year to date period, compared to one year ago. Net sales in the staffing services segment (Ablest Service Corp.) increased by $2.9 million or 21.9% during the current fiscal quarter, and by $10.0 million or 27.8% for the fiscal year to date period, compared to one year ago. The increase during the current fiscal quarter was primarily due to sales generated by recent acquisitions in information technology staffing services. In addition, the increase in year to date sales resulted from sales generated from offices opened during the prior fiscal year and during the first quarter of the current fiscal year as well as the servicing of a high volume, short term commercial staffing project completed during the first half of fiscal 1997. Net sales in the Company's industrial maintenance segment increased by $108,000 or .7% during the current fiscal quarter and decreased by $2.5 million or 5.7% during the fiscal year to date period compared to one year ago. The increase during the current fiscal quarter was the result of increased sales in a new service, chemical cleaning, as well as improvements in sales of wet and dry vacuum services. These improvements were offset by the year to date decline in major plant clean-up work in the Company's southern region that occurred earlier in the fiscal year.

Gross profit increased by $1.0 million for the current fiscal quarter and $2.0 million for the fiscal year to date period, compared to one year ago. Gross profit as a percent of sales increased to 17.1% from 15.2% and to 14.8% from 13.6% during the current fiscal quarter and year to date periods, respectively. Gross profit as a percent of sales decreased in the staffing services segment to 16.5% from 17.6% for the current fiscal quarter and to 16.0% from 17.0% for the current fiscal year to date period, compared to one year ago. The decline in gross profit percentage is the result of competitive pressures on pricing within the staffing industry as well as the securing of high volume, lower margin contracts in two of the Company's regions. Gross profit as a percent of sales improved in the Company's industrial maintenance segment to 17.0% from 13.0% and to 13.4% from 10.8% during the current fiscal quarter and year to date periods, respectively. The improvement in gross profit percentage was partially the result of improved margins obtained in the performance of painting and sandblasting services, new services including chemical cleaning and waste management and a reduction in insurance reserves due to the favorable settlement of two liability claims previously pending against the Company.

Selling, general and administrative expenses increased by approximately $695,000 or 21.8% and $1.3 million or 12.8% for the current fiscal quarter and year to date periods, respectively. Selling, general and administrative expenses for the staffing services segment increased by $604,000 or 45.5% for the current fiscal quarter and by $1.8 million or 48.6% for the current fiscal year to date periods, as compared to one year ago. The increase is partially the result of new office openings and costs associated with information technology staffing acquisitions. Additional increases were caused by the establishment of a separate human resources department for the staffing services segment and fees associated with legal, audit, and board of directors meeting fees, associated with the attempt to separate the companies. Selling, general and administrative expenses for the industrial maintenance segment increased by $91,000 or 4.9% and decreased by $540,000 or 8.5% for the current fiscal quarter and year to date periods, respectively. The increase in the current quarter was primarily the result of the hiring of a vice president for sales and marketing and the undertaking of a strategic sales and marketing planning initiative to take effect in fiscal 1998. The decrease in the fiscal year to date period is primarily the result of streamlining and consolidating of support functions which occurred during the prior fiscal year.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION,
                                    Continued

Results of Operations

Other expenses net, increased by $66,000 or 30.6% for the current fiscal quarter and by $390,000 or 85.6% for the current fiscal year to date periods, compared to one year ago. The increase for the current fiscal quarter is the result of the amortization of acquisition related expenses and increased interest on debt. The increased interest on debt is the result of higher levels of borrowing used to acquire certain assets of information technology staffing companies and provide sufficient working capital for those entities after the acquisition. Additionally, the fiscal year to date increase includes the costs associated with the preparation of documents for the spin-off and initial public offering of Ablest Service Corp., which has been called off.

The effective tax rates for the current fiscal quarter was 46.7% and for the fiscal year to date period was 61.4%. The effective rates are effected by the multiple taxing jurisdictions in which the Company operates.

During 1997, the Company will adopt the provision of Statement of Financial
    Accounting Standards No. 128 , "Earnings Per Share". Management believes the adoption of this standard will not have a material effect on the reported operating results of the Company.

Financial Condition

The quick ratio was 3.0 to 1 as of September 28, 1997 as opposed to 2.8 to 1 at December 29, 1996. The current ratio was 3.3 to 1 as of September 28, 1997 as opposed to 3.1 to 1 at December 29, 1996. Net working capital increased by $3.8 million during the current fiscal quarter. The increase in working capital is attributable to increases in cash at the Company's Canadian subsidiary, increases in accounts receivable mostly attributable to the sales growth in Ablest Service Corp., and a decrease in the current installments of long term debt due to the payment of a promissory note entered into in conjunction with the acquisition of certain assets of Tech Resource, Inc. by Ablest Service Corp. in September 1996. Reference should be made to the cash flow statement, which details the sources and uses of cash.

Open credit commitments as of September 28, 1997 were $8.6 million of which $3.2 million was for C. H. Heist Corp., and $5.4 million was for Ablest Service Corp. The company also has $361,000 (the U.S. dollar equivalent) available for C. H. Heist, Ltd., the Company's Canadian subsidiary.

Capital expenditures for the current fiscal quarter were $1.5 million. Of this amount, $767,000 was for additions to the equipment fleet, $153,000 was for computer equipment, and the balance was for other equipment and facilities. Commitments at September 28, 1997 were $218,000 of which $160,000 was for new facilities, $20,000 was for computer equipment and the balance for other equipment.

Recent Developments

At a meeting of the Company's board of directors held on August 12, 1997, the Company called off the spin-off of Ablest Service Corp., the Company's staffing services subsidiary. The Company has concluded it can better utilize the financial strength and leverage of the combined entities to aggressively pursue acquisitions and open new offices in strategic markets.

                            Part II-Other Information



Item 6 Exhibits and Reports on Form 8-K

      (A)         Exhibit 27.1 Financial Data Schedule (for SEC use only).

      (B)         Reports on Form 8-K

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

                                                     C.H. Heist Corp.

                                                     (Registrant)



     Date       November 10, 1997                    /s/ Mark P. Kashmanian
          ----------------------------               ----------------------
                                                     Mark P. Kashmanian
                                                     Chief Accounting Officer