Form 10-K405
period 1997-12-28
HEIST C H CORP
filed 1998-03-25
CIK 46653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997.

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 0-7907

                                 C. H. HEIST CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                          16-0803301
---------------------------------                  -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

       810 North Belcher Road
        Clearwater, Florida                                     33765
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

         The aggregate market value of the Registrant's common shares held by non-affiliates at March 15, 1998 was approximately $8,980,000.

         The number of common shares of the Registrant outstanding at March 15, 1998 was 2,877,943.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in the following parts of this report: Part I and II -- the Registrant's Annual Report to Shareholders for the year ended December 28, 1997, which appears as
Exhibit 13 to this Form 10-K; Part III -- the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 7, 1998.

                                     PART I

ITEM 1.  BUSINESS

General. C.H. Heist Corp. and its subsidiaries (the "Company") are engaged in two industry segments: staffing services and industrial maintenance services. The Company operates in both segments in the United States and in the industrial maintenance segment in Canada.

                               Staffing Services

         The Company supplies temporary employees in the U.S. through Ablest Service Corp. ("Ablest"), a wholly owned subsidiary of the Company. Ablest is a staffing services organization with 38 offices located in the Eastern United States with the capability to supply temporary employees for the clerical, industrial and technical needs of their customers. Ablest does not have any principal customers, nor does it service any specific industry or field. Instead, its services are provided to a broad-based customer list.

         On September 15, 1996, Ablest purchased certain assets of Tech Resource Inc. a Georgia corporation. This acquisition established Ablest in the Information Technology staffing business. Two additional acquisitions in the Information Technology staffing and documentation business were completed during 1997. These were combined with the Tech Resource group and does business as Ablest Technology Staffing division. See note 13 to the Consolidated Financial Statements on page 21 of the Company's Annual Report to Shareholders incorporated herein by reference.

The staffing services business is highly competitive. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the staffing services field are quality of service, reliability of personnel and price.


                        Industrial Maintenance Services

         The Company also performs industrial maintenance services. The Company's services include high pressure water cleaning of industrial and chemical equipment and facilities, sandblasting, industrial painting, and the vacuuming of wet and dry industrial wastes. The Company engages in the business of exchanger extraction and insertion, shell side cleaning, tube cleaning and field service repairs of heat exchangers for the same client base. The services are performed through the use of specialized automated mechanical equipment which is generally regarded as state of the art. The Company also installs, maintains and sells insulation for commercial applications.

         The Company's principal customers include oil refineries, petrochemical, chemical, ferrous and non-ferrous metal plants, mining installations, governmental authorities, nuclear and fossil fuel electric generating plants and pulp and paper mills.

                 Sales of industrial maintenance services to one customer, E.
I. Dupont De Nemours and Company, accounted for approximately 9.3% of the Company's consolidated sales during its fiscal year ended December 28, 1997. The total amount of services purchased by this customer is an aggregate of services provided at a number of separate plants. Plant managers at the respective plants generally make the decisions as to whether or not to use the Company's services. If the contracts with this customer were not renewed, it would have a substantial impact on the Company's operations.

                 Many of the Company's industrial maintenance services are performed outdoors, but the Company does not consider its business to be seasonal. However, due in part to weather factors, the first quarter of the Company's fiscal year has historically produced the lowest levels of revenue and profitability.

                 The Company from time to time investigates and develops new equipment components, tools and methods for use in the conduct of its operations. Most of the components in its equipment are designed to the Company's specification. The amounts expended for such activities, all of which were performed at a Company facility, during the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 amounted to $338,000,
$248,000, and $154,000 respectively. During the fiscal year ended December 28, 1997, these services were performed primarily by seven individuals who were employed by the Company on a full-time basis.

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

Industry Segments and Service Activities. The following table is a summary of information relating to the Company's operations in its two industry segments for each of the Company's last three fiscal years:



                                          Fiscal Year Ended
                                 ----------------------------------
                                  Dec. 28,     Dec. 29,    Dec. 31,
In Thousands                       1997         1996        1995
------------                     --------     --------    ---------
Sales to Unaffiliated
 Customers:
  Staffing Services              $ 63,268*    $ 49,514*   $ 44,685*
  Industrial
   Maintenance                     56,248       57,001      57,974

Operating Income (loss):
  Staffing Services                 2,976        3,347       2,922
  Industrial
   Maintenance                         97       (1,114)        488


Identifiable Assets:
  Staffing Services                12,555        9,212       7,588
  Industrial
   Maintenance                     29,414       31,548      30,468



         * Sales figures do not include intersegment sales of approximately $39,000, $84,000 and $134,000 in 1997, 1996 and 1995, respectively.

         The following table sets forth the approximate amounts of total sales and revenues by service activity within the Company's industrial maintenance segment for each of the Company's last three fiscal years:



                                            Fiscal Year Ended
   Industrial                       ---------------------------------
   Maintenance                      Dec. 28,     Dec. 29,    Dec. 31,
Sales and Revenues                    1997         1996        1995
------------------                  --------     --------    --------
Hydro/Mechanical                      63%          69%         72%

Sandblasting and                      17%          16%         17%
  Painting

Other                                 20%          15%         11%


         Working Capital. By virtue of the nature of the Company's business segments and the size and financial status of its customers, the attainment and maintenance of high levels of working capital is not required, other than to meet debt requirements as disclosed in Note 5 to the Consolidated Financial Statements on page 17 of the Company's Annual Report to Shareholders which is incorporated herein by reference.

         Backlog. In view of the fact that the Company's services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

         Employees. On December 28, 1997, the Company employed approximately 4,321 persons of whom 232 persons were employed on a full-time basis and the remainder were part-time and temporary employees. Some of the Company's industrial maintenance employees are represented by unions. The Company considers its employee relations to be good.

         Canadian Operations. The following table sets forth the relative contributions in U.S. dollars to sales, operating income and identifiable assets attributable to the Company's Canadian operations for the last three fiscal years:




                                            Fiscal Year Ended
                                  ----------------------------------
                                   Dec. 28,     Dec. 29,    Dec .31,
In Thousands                         1997         1996        1995
------------                      ---------    ---------    --------
Sales to Unaffiliated
  Customers                       $16,300     $ 14,877    $ 14,483

Operating Income                  $ 1,525     $    923       1,118

Identifiable Assets               $10,570     $  9,316    $ 10,093



There were no export sales during any period.

Executive Officers of Registrant



         (a)  Identification.  The Company's executive officers are:

                                                                                                   Served as
                                                           Position and                            Executive
                                                           Office with                             Officer
Name                                     Age               Registrant                              Since
----                                     ---               ------------                            -----------
Charles H. Heist                         47                Chairman of the                           1978
                                                           Board of Directors
                                                           and Chief Executive
                                                           Officer

W. David Foster                          63                President - Chief                         1976
                                                           Operating Officer

John L. Rowley                           54                Vice President Finance,                   1979
                                                           Chief Financial Officer

Isadore Snitzer                          76                Secretary                                 1956

Duane F. Worthington                     46                Vice President -                          1989
                                                           U.S. Operations,
                                                           C. H. Heist Corp.

Andrew R. Crowe, Jr.                     46                Vice President -                          1990
                                                           Chief Operating
                                                           Officer, C. H.
                                                           Heist, Ltd.

Kurt R. Moore                            39                Executive Vice President -                1991
                                                           Ablest Service Corp.

Christopher H. Muir                      36                Vice President -                          1997
                                                           Marketing and Sales,
                                                           C. H. Heist Corp.

Mark P. Kashmanian                       42                Treasurer - Chief                         1996
                                                           Accounting Officer

Paul K. Brumfield                        55                Vice President - Human                    1996
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

         (d) Business Experience. Messrs. Charles H. Heist, John L. Rowley, W. David Foster, Duane F. Worthington, Kurt R. Moore, Andrew R. Crowe, Jr., Mark P. Kashmanian and Paul K. Brumfield have been employees of the Company for more than five years. Mr. Snitzer is a partner in the Buffalo, New York, law firm of Borins, Setel, Snitzer & Brownstein, and its predecessors, which firm served as general counsel to the Company until July 1996. Christopher H. Muir joined the Company on April 28, 1997. Mr. Muir holds an M.B.A. in Marketing from the University of South Florida and a B.A. degree in Philosophy, English, and Business Administration from Southwestern University. His recent work history includes, Director of Marketing at Quanterra, Inc. (formerly the Enseco division of Corning, Inc.), 1992-1994; Principal at Paradox Consulting Group(R), Inc., 1994-1997; and Adjunct Professor of Marketing at the College of Business Administration, University of South Florida, 1995-1997.


ITEM 2.  PROPERTIES

         The Company's subsidiary, Ablest Service Corp., owns the executive office facilities for C.H. Heist Corp. and Ablest Service Corp. in Clearwater, Florida. The Company owns and leases properties in Buffalo, New York and Clearwater, Florida which house its administrative offices, and Methods and Development facilities. The leased facilities in Buffalo are leased from persons who are affiliates of certain officers and directors. See Part III,
Item 13 "Certain Relationships and Related Transactions" in this form 10-K, the response to which is incorporated herein by reference.

         The daily operations of the Company are currently operated out of twenty-five service facilities and thirty-eight staffing services offices as well as ten Regional Centers. The Regional Centers are covered by short term leases. Nineteen service facilities and thirty-eight staffing services offices are located in the continental United States and six service facilities are located within Canada. With respect to the service facilities, twelve are owned by the Company, and thirteen service areas and all of the staffing services offices are subject to leases with various expiration dates. The Company considers its service facilities, staffing services offices and Regional Centers suitable and adequate for servicing its customers.

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

         Certain of the properties owned by the Company are subject to mortgages. Reference is made to Note 5 to the Consolidated Financial Statements on page 17 of the Company's Annual Report to Shareholders, incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

         The information in response to this item is hereby incorporated by reference to the information presented on page 23 of the Company's 1997 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         The information in response to this item is hereby incorporated by reference to the information presented at page 10 in the Company's 1997 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in response to this item is hereby incorporated by reference to the information presented at pages 11 through 12 in the Company's 1997 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and independent auditors report required in response to this item is hereby incorporated by reference to pages 13 through 22 in the Company's 1997 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information in response to this item is hereby incorporated by reference to the information under the caption "Nominees for Directors" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 7, 1998, except insofar as information with respect to executive officers is presented in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

          The information in response to this item is hereby incorporated by reference to the information under the caption "Compensation of Executive Officers" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in conjunction with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 7, 1998; provided, however, that information appearing in the proxy statement under the headings "Report on Executive Compensation by the Compensation Committee and Board of Directors" and "Common Stock Performance" is not incorporated herein and should not be deemed to be included in this document for any purposes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information in response to this item is hereby incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 7, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information in response to this item is hereby incorporated by reference to the information under the caption "Certain Transactions" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 7, 1998.

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

3.3         Amended By-laws of the Registrant adopted August 27, 1990 (Exhibit to the Company's Form 10-K Report for the
            year ended June 24, 1990).

10.1        Business Loan Agreement with Manufacturers and Traders Trust Company dated December 22, 1994.

10.2        Corporate Revolving Term Loan Agreement with Manufacturer and Traders Trust Company dated August 21, 1995.

10.3        Amendment to Business Loan Agreement dated October 25, 1996. (Exhibit to the Company's Form 10-K Report for
            the year ended December 29, 1996.)

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

10.6        Purchase Agreement dated as of September 15, 1996, with Tech Resource, Inc. (Exhibit to the Company's Form
            8-K report dated September 30, 1996).

10.7        Purchase Agreement dated as of April 28, 1997, with Solution Source, Inc. (Exhibit to the Company's Form 8-K
            report dated May 8, 1997).

10.8        Purchase Agreement dated as of June 23, 1997, with the Kelton Group, Inc. (Exhibit to the Company's Form 8-K
            report dated July 8, 1997).

10.9   *    Amendent No. 4 dated June 17, 1997, to Corporate Revolving and Term Loan Agreement.

10.10  *    Amendent agreement dated November 13, 1997, to Corporate Revolving and Term Loan Agreement.

13     *    1997 Annual Report to Shareholders.

15     *    Letter regarding Unaudited Interim Financial Information.

21     *    Subsidiaries of the Registrant.  Inside back cover of the 1997 Annual Report to Shareholders. (Exhibit 13 to
            this 10-K report).

23     *    Consent of KPMG Peat Marwick LLP to incorporation of reports into Form S-8 No. 33-48497 and No. 333-26007.

27.1   *    Financial Data Schedule (for SEC use only)


---------------------
*    Filed herewith.

               (b) Two reports on Form 8-K were filed by the Company during 1997. The first was filed on May 8, 1997 during the quarter ended June 29, 1997, regarding the Company's acquisition of certain assets of Solution Source, Inc. The second was filed on July 8, 1997 during the quarter ended September 28, 1997, regarded the acquisition of certain assets of The Kelton Group, Inc.

               The Company will furnish, without charge to a security holder upon request, a copy of the documents portions of which are incorporated by reference herein and will furnish any other exhibit at cost.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                   Form 10-K
                               Items 8, 14(a)(1)

                                                                                                    Page reference
                                                                                                   -----------------
                                                                                                   Annual      Form
                                                                                                   Report      10-K
                                                                                                   ------      ----
The financial statements of the registrant and its
  subsidiaries required to be included in Item 8
  are listed below:

            Independent Auditors' Report                                                             22

            Financial Statements:
             Consolidated Balance Sheets as of December 28, 1997 and
             December 29, 1996                                                                       13

             Consolidated Statements of Earnings for the years ended December 28, 1997,
             December 29, 1996 and December 31, 1995                                                 14

             Consolidated Statements of Stockholders' Equity for the years
             ended December 28, 1997, December 29, 1996 and December 31, 1995                        14

             Consolidated Statements of Cash Flows for the years ended December 28, 1997,
             December 29, 1996 and December 31, 1995                                                 15

             Notes to Consolidated Financial Statements                                            16 - 21

             Supplemental information, Quarterly data                                                23

The following consolidated financial statement schedules of the registrant and its subsidiaries are included in Item 14(a)(1):

            Independent Auditors' Report                                                                          14

            Schedule:
            II - Valuation Account                                                                                15


Schedules other than those listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the consolidated financial statements, including the notes thereto.

                          Independent Auditors' Report


The Board of Directors
C.H. Heist Corp.:



Under date of February 11, 1998, we reported on the consolidated financial statements of C.H. Heist Corp. and subsidiaries as listed in the accompanying index. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP

Buffalo, New York
February 11, 1998

                                                                     SCHEDULE II
                       C. H. HEIST CORP. AND SUBSIDIARIES

                               VALUATION ACCOUNT


                                                                              Additions
                                                            Balance at       charged to       Accounts        Balance
                                                            Beginning         cost and       receivable       at end
                                                            of period         expenses       written-off     of period
                                                            ---------        ----------      -----------     ---------
Allowance for doubtful accounts:

    Year ended December 31, 1995                            $362,543            114,979         (51,288)      426,234
                                                            ========           ========        ========       =======

    Year ended December 29, 1996                            $426,234             42,296          (9,219)      459,311
                                                            ========           ========        ========       =======

    Year ended December 28, 1997                            $459,311            274,903        (317,798)      416,416
                                                            ========           ========        ========       =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 1998

                                        C. H. HEIST CORP.



                                        By:   /s/Mark P. Kashmanian
                                           -----------------------------------
                                           Mark P. Kashmanian
                                           Treasurer, Chief Accounting Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

C. H. HEIST CORP.



By: /s/Charles H. Heist                                     By:  /s/John L. Rowley
   ------------------------------------------                  --------------------------------------------
    Charles H. Heist                                             John L. Rowley, Director and Vice
    Chairman of the Board                                        President-Finance, Chief Financial Officer
    and Chief Executive Officer


By: /s/W. David Foster
   ------------------------------------------
    W. David Foster
    Director and President


By: /s/Ronald K. Leirvik                                    By:  /s/Chauncey D. Leake, Jr.
    -----------------------------------------                  --------------------------------------------
    Ronald  K. Leirvik                                           Chauncey D. Leake, Jr.
    Director                                                     Director



By: /s/Brian J. Lipke                                       By:  /s/Charles E. Scharlau
   ------------------------------------------                   -------------------------------------------
    Brian J. Lipke                                               Charles E. Scharlau
    Director                                                     Director



By: /s/Richard W. Roberson                                  By:  /s/Donna R. Moore
   ------------------------------------------                   ------------------------------------------
    Richard W. Roberson                                          Donna R. Moore
    Director                                                     Director



February 23, 1998

                                 EXHIBIT INDEX

Exhibit                                                                                               Page or
Number           Description                                                                          Reference
-------          -----------                                                                          ---------
3.1              Restated Certificate of Incorporation                                                  (1)
                 of Registrant dated January 19, 1983

3.2              Certificate of Amendment of Certificate                                                (2)
                 of Incorporation of the Registrant

3.4 Amended By-laws of the Registrant adopted on August 27, 1990

10.1             Business Loan Agreement with Manufacturers and                                         (3)
                 Trades Trust Company dated December 22, 1994.

10.2             Corporate Revolving Term Loan Agreement with                                           (6)
                 Manufactuers and Traders Trust Company Dated
                 August 21, 1995.

10.3             Amendment to Corporate Revolving Term Loan                                             (7)
                 Agreement with Manufacturers and Traders Trust
                 Company dated October 25, 1996.

10.4             EVA Incentive Plan                                                                     (4)

10.5             Leveraged Stock Option Plan                                                            (4)

10.6             Purchase agreement dated September 15, 1996 with                                       (5)
                 Tech Resource, Inc.

10.7             Purchase agreement dated April 28, 1997 with Solution                                  (8)
                 Source, Inc.

10.8             Purchase agreement dated June 23, 1997 with the Kelton                                 (9)
                 Group, Inc.

10.9             Amendment date June 17, 1997 to the Corporate Revolving                                (10)
                 and Term Loan Agreement.

10.10            Amendment date November 13, 1997 to the Corporate                                      (10)
                 Revolving and Term Loan Agreement.

13               1997 Annual Report to Shareholders.                                                    (10)

13               1997 Annual Report to Shareholders inside back cover.                                  (10)

15               Letter regarding Unaudited Interim Financial                                           (10)
                 Information.

23               Consent of KPMG Peat Marwick LLP to incorporation of                                   (10)
                 reports into Form S-8 No. 33-48497 and No. 333-26007.

27               Financial Data Schedule (for SEC use only)                                             (10)

---------------------

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

(7) Filed as an Exhibit to the Registrants' form 10-K report for the period ended December 29, 1996 and incorporated herein by reference.

(8) Filed as an Exhibit to the Registrants' form 8-K report dated May 8, 1997 and incorporated herein by reference.

(9) Filed as an Exhibit to the Registrants' form 8-K report dated July 8, 1997 and incorporated herein by reference.

(10)    Filed as an Exhibit to this report.