Form 10-Q
period 1998-03-29
HEIST C H CORP
filed 1998-05-08
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 29, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-7907
                       ------


                                C.H. Heist Corp.
                                ----------------
             (Exact name of registrant as specified in its charter)


       New York                                          16-0803301
       --------                                          ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization                              Number)


    810 North Belcher Road
      Clearwater, Florida                                   33765
    ----------------------                                  -----
(Address of principal executive offices)                 (Zip Code)


                                  813-461-5656
                                  ------------
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No
                                                 -----     -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - April 17, 1998.


         Common stock, $.05 par value                    2,877,943
         ----------------------------                    ---------
                    (Class)                        (Outstanding shares)

                       C.H. HEIST CORP. AND SUBSIDIARIES


                                     Index

Part I
    Financial Information
         Condensed Consolidated Balance Sheets-
            March 29, 1998 - (Unaudited) and December 28, 1997                                3

         Condensed Consolidated Statements of Operations and Comprehensive
           Income (Loss) - (Unaudited) thirteen week periods ended
           March 29, 1998 and March 30, 1997                                                  4

         Condensed Consolidated Statements of Cash Flows - (Unaudited)
            thirteen week periods ended March 29, 1998 and
            March 30, 1997                                                                    5

         Notes to Condensed Consolidated Financial Statements                                 6

         Independent Auditors' Review Report                                                  7

         Management's Discussion and Analysis of Results of Operations
                    and Financial Condition                                                  8-10

Part II
         Other Information                                                                    11

         Signatures                                                                           12





                               *   *   *   *   *

                          Part I-Financial Information
                       C.H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                        March 29,          December 28,
                             Assets                                       1998                 1997
                             ------                                       ----                 ----
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                           $    1,902                2,948
   Receivables                                                             16,062               16,621
   Services in progress                                                     1,004                1,357
   Income taxes receivable                                                    497                    -
   Parts and supplies                                                       1,239                1,254
   Prepaid expenses                                                           865                  539
   Deferred income taxes                                                      807                  806
                                                                       ----------            ---------
               Total current assets                                        22,376               23,525
                                                                       ----------            ---------

Property, plant and equipment, at cost                                     54,228               52,677
   Less accumulated depreciation                                           37,195               35,838
                                                                       ----------            ---------
               Net property, plant and equipment                           17,033               16,839
                                                                       ----------            ---------
Deferred income taxes                                                         179                  176
Intangible assets, net                                                      3,309                3,386
Other assets                                                                  219                  160
                                                                       ----------            ---------
                                                                        $  43,116               44,086
                                                                       ==========            =========

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
   Current installments of long-term debt                               $      33                   38
   Accounts payable                                                         2,726                2,660
   Accrued expenses                                                         4,078                3,814
   Income taxes payable                                                        -                   454
                                                                       ----------            ---------
               Total current liabilities                                    6,837                6,966

Long-term debt, excluding current installments                              8,300                8,755
Deferred incentive compensation                                               466                  479
Deferred income taxes                                                         398                  398
                                                                       ----------            ---------
               Total liabilities                                           16,001               16,598
                                                                       ----------            ---------
Stockholders' equity (note 3):
   Common stock of $.05 par value. Authorized
      8,000,000 shares; issued 3,167,092.                                     158                  158
   Additional paid-in capital                                               4,277                4,274
   Retained earnings                                                       25,389               25,882
   Accumulated other comprehensive losses                                  (1,471)              (1,583)
                                                                       ----------            ---------
                                                                           28,353               28,731
   Less cost of common stock in treasury: 289,149 and
   290,269 shares for 1998 and 1997, respectively.                         (1,238)              (1,243)
                                                                       ----------            ---------
               Total stockholders' equity                                  27,115               27,488
                                                                       ----------            ---------
                                                                        $  43,116               44,086
                                                                       ==========            =========




See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                  (Unaudited)

                       (In thousands, except share data)

                                                                             Thirteen          Thirteen
                                                                            week period      week period
                                                                              ended             ended
                                                                             March 29,         March 30,
                                                                               1998              1997
                                                                            ---------         ----------
Net service revenues                                                        $   28,168           24,961
Cost of services (note 1)                                                       20,569           18,581
                                                                            ----------        ---------
         Gross profit                                                            7,599            6,380
Selling, general and administrative expenses (note 1)                            8,319            7,145
                                                                            ----------        ---------
         Operating (loss)                                                         (720)            (765)
                                                                            ----------        ---------

Other income (expense):
   Interest income                                                                  32               11
   Interest expense                                                               (137)            (122)
   Gain (loss) on disposal of property, plant
          and equipment, net                                                        (7)               3
   Amortization of other assets                                                    (77)             (36)
   Miscellaneous, net                                                               19             (303)
                                                                            ----------        ---------
               Total other expense, net                                           (170)            (447)
                                                                            ----------        ---------

          (Loss) before income taxes                                              (890)          (1,212)

Income tax benefit                                                                 397              369
                                                                            ----------        ---------
               Net (loss)                                                         (493)            (843)

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                                        112              (89)
                                                                            ----------        ---------
   Comprehensive (loss)                                                     $     (381)            (932)
                                                                            ==========        =========

Basic and diluted net (loss) per share                                      $     (.17)            (.29)
                                                                            ==========        =========

Weighted average number of common shares outstanding                         2,877,758        2,875,519
                                                                            ==========        =========


See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                 (In thousands)

                                                                     Thirteen week      Thirteen week
                                                                     period ended       period ended
                                                                       March 29,           March 30,
                                                                          1998               1997
                                                                     ------------       -------------
Cash flows from operating activities:
   Net (loss)                                                        $    (493)              (843)
   Adjustments to reconcile net (loss) to net cash
       provided by operating activities:
       Depreciation of plant and equipment                               1,280              1,269
       Amortization of other assets                                         77                 36
       (Gain) loss on disposal of property, plant
          and equipment, net                                                 7                 (3)
       Deferred income taxes                                                 -                  -
       Stock compensation awards                                             8                 16
       Changes in assets and liabilities (see below)                       193               (423)
                                                                     ---------          ---------
          Net cash provided by operating activities                      1,072                 52
                                                                     ---------          ---------
Cash flows from investing activities:
   Additions to property, plant and equipment                           (1,428)            (1,682)
   Proceeds from disposal of property, plant and equipment                   4                 99
   Acquisitions and earnout payments, net of cash                         (264)                 -
                                                                     ---------          ---------
          Net cash used in investing activities                         (1,688)            (1,583)
                                                                     ---------          ---------
Cash flows from financing activities:
   Proceeds from bank line of credit borrowings                          4,400              1,300
   Repayment of bank line of credit borrowings                          (4,850)              (850)
   Repayment of other long-term debt                                        (9)                (9)
                                                                     ---------          ---------
          Net cash provided (used) by financing activities                (459)               441
                                                                     ---------          ---------
Effect of exchange rate changes on cash and cash equivalents                29                (11)
                                                                     ---------          ---------
Net decrease in cash and cash equivalents                               (1,046)            (1,101)
Cash and cash equivalents at beginning of period                         2,948              2,692
                                                                     ---------          ---------
Cash and cash equivalents at end of period                           $   1,902              1,591
                                                                     =========          =========
Changes in assets and liabilities providing (using) cash:
   Receivables                                                       $     593                478
   Services in progress                                                    355                 46
   Income taxes receivable/payable, net                                   (953)              (718)
   Parts and supplies                                                       17                 43
   Prepaid expenses                                                       (323)              (924)
   Other assets                                                            (58)               359
   Accounts payable                                                         53                 48
   Accrued expenses                                                        523                245
   Deferred incentive compensation                                         (14)                 -
                                                                     ---------          ---------
       Total                                                         $     193               (423)
                                                                     =========          =========



See accompanying notes to condensed consolidated financial statements

                       C.H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management of C.H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of March 29, 1998 and the results of its operations and cash flows for the thirteen week periods ended March 29, 1998 and March 30, 1997.

    The Company has reclassified 1997 branch expenses that are not directly attributable to the services it performs from cost of services to selling, general and administrative expenses to conform to the 1998 classification. The effect of this reclassification was to lower cost of services and increase selling, general and administrative expenses by $3,680,000 for the thirteen week period ended March 30, 1997. Management believes that its current presentation is generally consistent with industry practice.

2. The results of operations for the thirteen week period ended March 29, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the thirteen week period ended March 29, 1998 are summarized as follows (in thousands, except shares):

                                                                      Accumulated
                                             Additional                  other                                 Total
                                   Common     paid-in     Retained   comprehensive   Treasury     Stock     Stockholders'
                                    stock     capital     Earnings       losses       Shares      Amount       Equity
                                   ------    ----------   --------   -------------   --------   ---------   ------------
     Balance at December 28, 1997  $  158     $  4,274    $ 25,882    $    (1,583)    290,269   $ (1,243)   $    27,488
     Net loss                           -            -        (493)             -           -          -           (493)
     Foreign currency
        translation adjustment          -            -           -            112           -          -            112
     Stock compensation awards          -            3           -              -      (1,120)         5              8
                                   ------    ----------   --------   -------------   --------   ---------   -----------
     Balance at March 29, 1998     $  158     $  4,277    $ 25,389   $     (1,471)    289,149   $ (1,238)   $    27,115
                                   ======    ==========   ========   =============   ========   =========   ===========



    Accumulated other comprehensive losses consist solely of equity adjustments from foreign currency translation.

4. During the quarter ended March 29, 1998, no stock options were exercised, and none expired. As of March 29, 1998 and December 28, 1997, the Company had exercisable options outstanding to employees to purchase 169,484 common shares respectively, at prices ranging from $6.94 to $10.13 per share.

5. The Company has adopted the provision of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Disclosures are not required until fiscal year end reporting. Management believes that the adoption of this standard will not have a material effect on the reported operating results of the Company.

6. On April 13, 1998, Ablest Service Corp., a wholly owned subsidiary of C.H. Heist Corp. acquired one hundred percent of the stock of Milestone ("Milestone") Technologies, Inc. for approximately $6.6 million paid in cash to the shareholders at closing and agreed to pay additional consideration based on the achievement of certain pre-established earning targets for 1998. Milestone provides information technology staffing services in the Phoenix, Arizona metropolitan area and had fiscal 1997 revenues of approximately $9.0 million. The purchase price was determined through negotiations and is expected to be assigned to the fair value of the assets and liabilities acquired with the excess being assigned to various intangible assets, primarily goodwill.

                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Stockholders
C.H. Heist Corp:

We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of March 29, 1998 and the related condensed consolidated statements of operations and comprehensive loss and cash flows for the thirteen week periods ended March 29, 1998 and March 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of December 28, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated February 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





Buffalo, New York                                          KPMG Peat Marwick LLP
April 24, 1998

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

As of the first quarter of the current fiscal year, the Company has reclassified certain previously reported branch expenses that are not directly attributable to the services it performs from cost of services to selling, general and administrative expenses. Management believes that its current presentation is generally consistent with industry practice. Please refer to Note 1 of the Notes to Condensed Consolidated Financial Statements on Page 6 of this Form 10-Q for additional information.

Service revenues increased by $3.2 million or 12.8% to $28.2 million from $25.0 million for the fiscal quarter ended March 29, 1998 compared to the same fiscal quarter one year ago. Service revenues for Ablest Service Corp., "Ablest", the Company's staffing services segment, increased by $2.3 million or 16.9% to $15.7 million from $13.4 million for the current fiscal quarter as compared to the same fiscal quarter one year ago. Acquisitions during the second quarter of 1997 of information technology staffing companies accounted for $1.6 million of this increase. The remainder of the increase was the result of offices opened after the first fiscal quarter of the prior year and greater market penetration from established offices predominately in the Mid-South and Southern regions. Service revenues for the Company's industrial maintenance service segment increased by $940,000 or 8.1% to $12.5 million for the current fiscal quarter compared to $11.6 million for the same fiscal quarter one year ago. Increases were achieved in hydroblasting, industrial vacuuming and chemical cleaning services predominately in the Company's Southern region as well as in waste management services performed by the Company's Canadian subsidiary, C.H. Heist, Ltd.

Gross Profit (Margin) increased by $1.2 million or 19.1% and as a percentage of sales to 26.9% from 25.6% for the current fiscal quarter compared to the same period one year ago. The increase in both gross profit dollars and percentages is the result of several factors, primary of which are the acquisitions that were made during the prior fiscal year of technology staffing companies which have produced greater margins than traditional commercial staffing services. Also contributing to this increase is a reduction of premiums charged for Workers Compensation insurance due to the continued improvements in the Company's safety-risk management programs, and increased service revenue generated from hourly rated maintenance equipment including hydroblasting, industrial vacuuming and chemical cleaning services.

Selling, general and administrative expenses increased by $1.2 million or 16.4% to $8.3 million for the current fiscal quarter. As a percentage of service revenues it increased to 29.5% from 28.6% for the current fiscal quarter compared to the same period one year ago. This increase is primarily the result of costs associated with new office openings and information technology staffing acquisitions. Also contributing to this increase is the Company's ongoing strategic sales and marketing planning initiative, the hiring of additional territorial sales representatives and the Company's continued development of and investment in information technology hardware, software and personnel to better service our customers.

Other expenses net, decreased by $277,000 or 62.0% during the current fiscal quarter compared to one year ago. This improvement was primarily attributable to costs associated with the planned spin-off and initial public offering of Ablest which were written off during the first fiscal quarter of the prior year and not repeated in the current year. The spin-off and initial public offering was subsequently called off by the Company's Board of Directors. Also contributing to the decrease in other expenses net, was an increase in interest income earned on investments of excess cash by the Company's Canadian subsidiary. Partially offsetting the decrease were increases in interest expense and amortization expense associated with the four acquisitions completed by Ablest in the past two years.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   Continued


Results of Operations

The effective tax rate for the current fiscal quarter is a benefit of 44.6%. The effective tax rates are affected by the multiple taxing jurisdictions in which the Company operates.


Financial Condition

The quick ratio was 2.9 to 1 compared to 3.1 to 1 and the current ratio was 3.3 to 1 as compared to 3.4 to 1 for the period ending March 29, 1998 and December 28, 1997, respectively. Net working capital decreased by $1.0 million, primarily due to a $1.0 million reduction in cash and cash equivalents. The reduction in cash and cash equivalents occurred due to the equipping of a new office in Northern Ontario and additional investments in new equipment in Canada to meet the needs of a long term contract. Reference should be made to the Statements of Cash Flows which details the sources and uses of cash.

Open credit commitments as of March 29, 1998 were $16.7 million. The Company also has $353,000 (the US dollar equivalent) available for C.H. Heist , Ltd., the Company's Canadian subsidiary.

Capital expenditures for the current fiscal quarter were approximately $1.4 million. Of this amount, $863,000 was for additions to the mobile equipment fleet, $265,000 was for computer equipment including office automation and communication systems for both segments of the Company's business, $124,000 for new office facilities with the balance for other equipment. Open purchase commitments at March 29, 1998 were $991,000 of which $935,000 was for new mobile equipment, $42,000 was for computer equipment and the remaining for other equipment and facilities. It is anticipated that existing internally available funds, cash flows from operations and available borrowings will be sufficient to cover working capital and capital expenditures for the remainder of fiscal 1998.

Recent Developments

In a press release dated April 14, 1998, the Company announced that Ablest Service Corp., the Company's staffing services subsidiary, acquired one hundred percent of the stock of Milestone Technologies, Inc., ("Milestone") of Tempe, Arizona. Milestone provides information technology staffing services with 1997 annualized revenues of approximately $9.0 million. Established in 1988, the company services the Phoenix market and will continue to operate as Milestone Technologies, Inc., reporting under Ablest Technology Services. Reference is made to the definitive form 8-K that was filed on April 24, 1998.

                           Part II-Other Information


Item 6 Exhibits and Reports on Form 8-K

            (A)  Exhibit 27.1 Financial Data Schedules

            (B) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 29, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             C.H. Heist Corp.
                                             (Registrant)




Date       May 8, 1998                       /s/ Mark P. Kashmanian
                                             ------------------------
                                             Mark P. Kashmanian
                                             Chief Accounting Officer