Form 10-Q
period 1998-06-28
HEIST C H CORP
filed 1998-08-10
CIK 46653

                                C.H. HEIST CORP.

                                AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 June 28, 1998

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended June 28, 1998.

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

                                  727-461-5656
                                  ------------
              (Registrant's telephone number, including area code)


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

                                 Yes   X   No
                                     -----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - July 17, 1998.

         Common stock, $.05 par value                       2,877,963
         ----------------------------                       ---------
                   (Class)                            (Outstanding shares)

                       C.H. HEIST CORP. AND SUBSIDIARIES

                                     Index

Part I
     Financial Information
         Condensed Consolidated Balance Sheets - June 28, 1998 - (Unaudited) and                3
           December 28, 1997

         Condensed Consolidated Statements of Operations and Comprehensive Income               4
           (Loss) - (Unaudited) Thirteen and twenty-six week periods ended June 28,
           1998 and June 29, 1997

         Condensed Consolidated Statements of Cash Flows - (Unaudited)                          5
           Twenty-six week periods ended June 28, 1998 and June 29, 1997

         Notes to Condensed Consolidated Financial Statements                                 6 - 7

         Independent Auditors' Review Report                                                    8

         Management's Discussion and Analysis of Results of Operations and Financial
           Condition                                                                          9 - 10

Part II
         Other Information                                                                     11

         Signatures                                                                            12





                                   * * * * *

                          Part I-Financial Information
                       C.H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                           June 28,      December 28,
                              Assets                                         1998           1997
                              ------                                         ----           ----
                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                              $  2,375         2,948
    Receivables                                                              18,491        16,621
    Services in progress                                                      2,203         1,357
    Income taxes receivable                                                     217            --
    Parts and supplies                                                        1,155         1,254
    Prepaid expenses                                                            767           539
    Deferred income taxes                                                       401           806
                                                                           --------      --------
                Total current assets                                         25,609        23,525
                                                                           --------      --------

Property, plant and equipment, at cost                                       55,214        52,677
    Less accumulated depreciation                                            37,944        35,838
                                                                           --------      --------
                Net property, plant and equipment                            17,270        16,839
                                                                           --------      --------
Deferred income taxes                                                           173           176
Intangible assets, net                                                        9,195         3,386
Other assets                                                                    160           160
                                                                           --------      --------
                                                                           $ 52,407        44,086
                                                                           ========      ========

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Current installments of long-term debt                                 $     24            38
    Accounts payable                                                          2,792         2,660
    Accrued expenses                                                          5,372         3,814
    Income taxes payable                                                         --           454
                                                                           --------      --------
                Total current liabilities                                     8,188         6,966

Long-term debt, excluding current installments                               15,850         8,755
Deferred incentive compensation                                                 458           479
Deferred income taxes                                                           398           398
                                                                           --------      --------
                Total liabilities                                            24,894        16,598
                                                                           --------      --------
Stockholders' equity (note 3):
    Common stock of $.05 par value. Authorized
      8,000,000 shares; issued 3,167,092 shares                                 158           158
    Additional paid-in capital                                                4,277         4,274
    Retained earnings                                                        26,092        25,882
    Accumulated other comprehensive losses                                   (1,776)       (1,583)
                                                                           --------      --------
                                                                             28,751        28,731
    Less cost of common stock in treasury: 289,129 and
      290,269 shares for 1998 and 1997, respectively                         (1,238)       (1,243)
                                                                           --------      --------
                Total stockholders' equity                                   27,513        27,488
                                                                           --------      --------
                                                                           $ 52,407        44,086
                                                                           ========      ========

See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                  (Unaudited)

                       (In thousands, except share data)


                                                           Thirteen         Thirteen       Twenty-six    Twenty-six
                                                          week period     week period     week period    week period
                                                            ended            ended           ended         ended
                                                           June 28,         June 29,        June 28,      June 29,
                                                             1998             1997            1998          1997
                                                          -----------    -----------    ------------   ------------
Net service revenues                                      $    34,136         31,123         62,304         56,084
Cost of services (note 1)                                      24,064         22,490         44,633         41,071
                                                          -----------    -----------    -----------    -----------
                Gross profit                                   10,072          8,633         17,671         15,013
Selling, general and administrative
         expenses (note 1)                                      8,493          7,853         16,812         14,998
Amortization of intangible assets                                 141             52            218             88
                                                          -----------    -----------    -----------    -----------
                Operating income (loss)                         1,438            728            641            (73)
                                                          -----------    -----------    -----------    -----------

Other income (expense):
    Interest income                                                15              7             47             18
    Interest expense                                             (247)          (163)          (384)          (285)
    Loss on disposal of property, plant
         and equipment, net                                       (29)            (8)           (36)            (5)
    Miscellaneous, net                                             96             97            115           (206)
                                                          -----------    -----------    -----------    -----------
                Total other expense, net                         (165)           (67)          (258)          (478)
                                                          -----------    -----------    -----------    -----------

                Earnings (loss) before
                    income taxes                                1,273            661            383           (551)

Income tax expense (benefit)                                      570            205            173           (164)
                                                          -----------    -----------    -----------    -----------
                Net earnings (loss)                       $       703            456            210           (387)
                                                          ===========    ===========    ===========    ===========

Basic and diluted net earnings (loss) per
    share                                                 $       .24            .16            .07           (.13)
                                                          ===========    ===========    ===========    ===========

Weighted average number of common shares
    outstanding                                             2,877,953      2,876,854      2,877,856      2,876,186
                                                          ===========    ===========    ===========    ===========



                Net earnings (loss)                       $       703            456            210           (387)
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                     (305)           (57)          (193)          (145)
                                                          -----------    -----------    -----------    -----------
                Comprehensive income (loss)               $       398            399             17           (532)
                                                          ===========    ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                 (In thousands)

                                                                      Twenty-six     Twenty-six
                                                                     week period     week period
                                                                        ended           ended
                                                                    June 28, 1998   June 29, 1997
                                                                    -------------   -------------
Cash flows from operating activities:
    Net earnings (loss)                                                 $    210        (387)
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
        Depreciation of plant and equipment                                2,602       2,590
        Amortization of intangible assets                                    218          88
        Loss on disposal of property, plant
             and equipment, net                                               36           5
        Stock compensation awards                                              8          15
        Changes in assets and liabilities (see below)                     (1,284)     (1,909)
                                                                        --------    --------
           Net cash provided by operating activities                       1,790         402
                                                                        --------    --------

Cash flows from investing activities:
    Additions to property, plant and equipment                            (3,202)     (2,777)
    Proceeds from disposal of property, plant and equipment                   42         110
    Acquisitions and earnout payments, net of cash acquired               (6,257)     (1,892)
                                                                        --------    --------
           Net cash used in investing activities                          (9,417)     (4,559)
                                                                        --------    --------

Cash flows from financing activities:
    Proceeds from bank line of credit borrowings                          17,250       8,350
    Repayment of bank line of credit borrowings                          (10,150)     (6,600)
    Repayment of other long-term debt                                        (19)        (19)
                                                                        --------    --------
           Net cash provided by financing activities                       7,081       1,731
                                                                        --------    --------
Effect of exchange rate changes on cash and cash equivalents                 (27)        (41)
                                                                        --------    --------
Net decrease in cash and cash equivalents                                   (573)     (2,467)
Cash and cash equivalents at beginning of period                           2,948       2,692
                                                                        --------    --------
Cash and cash equivalents at end of period                              $  2,375         225
                                                                        ========    ========

Changes in assets and liabilities providing (using) cash:
    Receivables                                                         $   (802)     (1,446)
    Services in progress                                                    (591)       (736)
    Income taxes receivable/payable, net                                    (724)       (778)
    Parts and supplies                                                        97         216
    Prepaid expenses                                                        (224)       (940)
    Other assets                                                               5         335
    Accounts payable                                                         (58)        766
    Accrued expenses                                                       1,032         674
    Deferred incentive compensation                                          (19)         --
                                                                        --------    --------
        Total                                                           $ (1,284)     (1,909)
                                                                        ========    ========

See accompanying notes to condensed consolidated financial statements

                       C.H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. In the opinion of management of C. H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of June 28, 1998 and the results of its operations and cash flows for the twenty-six week periods ended June 28, 1998 and June 29, 1997.

     The Company has reclassified 1997 branch expenses that are not directly attributable to the services it performs from cost of services to selling, general and administrative expenses to conform to the 1998 classification. The effect of this reclassification was to lower cost of services and increase selling, general and administrative expenses by $3,783,000 and $7,463,000 for the thirteen and twenty-six week periods ended June 29, 1997. Management believes that its current presentation is generally consistent with industry practice.

2. The results of operations for the twenty-six week period ended June 28, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the twenty-six week period ended June 28, 1998 are summarized as follows (in thousands, except shares):

                                                                Accumulated
                                        Additional                 other                                 Total
                              Common     paid-in     Retained   comprehensive  Treasury    Stock       Stockholders'
                               stock     capital     Earnings     losses       Shares      Amount        Equity
                               -----     -------     --------     ------       ------      ------        ------
Balance at
  December 28, 1997         $    158   $   4,274     $  25,882   $ (1,583)      290,269   $ (1,243)    $  27,488
Net earnings                      --          --           210         --            --         --           210
Foreign currency
  translation Adjustment          --          --            --       (193)           --         --          (193)
Stock compensation awards         --           3            --         --        (1,140)         5             8
                            --------   ---------     ---------   --------       -------   --------     ---------
Balance at June 28, 1998    $    158   $   4,277     $  26,092   $ (1,776)      289,129   $ (1,238)    $  27,513
                            ========   =========     =========   ========       =======   ========     =========

     Accumulated other comprehensive losses consist solely of equity adjustments from foreign currency translation.

4. For the 26 week period ended June 28, 1998, 38,803 additional stock options were granted and no stock options were exercised or expired. As of June 28, 1998 and December 28, 1997, the Company had exercisable options outstanding to employees to purchase 169,484 common shares respectively, at prices ranging from $6.94 to $10.13 per share.

5. The Company has adopted the provision of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Disclosures are not required until fiscal year end reporting. Management believes that the adoption of this standard will not have a material effect on the reported operating results of the Company.

6. On April 13, 1998, Ablest Service Corp., a wholly owned subsidiary of C.H. Heist Corp. acquired one hundred percent of the stock of Milestone Technologies, Inc. ("Milestone") for approximately $6.6 million paid in cash to the shareholders at closing and agreed to pay additional consideration based on the achievement of certain pre-established earning targets for 1998. Milestone provides information technology staffing services in the Phoenix, Arizona metropolitan area and had fiscal 1997 revenues of approximately $9.0 million. The purchase price was determined through negotiations and has been assigned, based on a preliminary allocation, to the fair value of the assets and liabilities acquired with the excess being assigned to goodwill.

    Pro Forma Condensed Combined Financial Information - (Unaudited) thirteen and twenty-six week periods ended June 28, 1998 and June 29, 1997.

             The unaudited pro forma condensed combined financial information reflects the pro forma results of operations of the Company for the thirteen and twenty-six week periods ended June 28, 1998 and June 29, 1997 assuming the acquisition of Milestone had been consummated as of the beginning of the periods presented.

             Milestone uses a November 30th fiscal year end and therefore the accompanying unaudited pro forma financial information include their results of operations for comparable periods. Those periods include the historical results of operations for the thirteen and twenty-six week periods ended May 31, 1997 and the thirteen week period ended February 28, 1998.

             The purchase method of accounting has been used for this acquisition and in the preparation of the pro forma condensed combined financial information. Management believes that the assumptions used in preparing this unaudited pro forma condensed combined financial information provide a reasonable basis of presenting all of the significant effects of the acquisition of Milestone. The pro forma condensed combined financial information does not purport to be indicative of the actual results that would have occurred had the acquisition been consummated on or as of the dates assumed, and are not necessarily indicative of the future results of operations which will be obtained as a result of the acquisition.

                                                    Thirteen        Thirteen        Twenty-six     Twenty-six
                                                  week period      week period     week period     week period
                                                     ended            ended           ended           ended
                                                    June 28,        June 29,         June 28,       June 29,
                                                      1998            1997             1998           1997
                                                  -----------      -----------     -----------     -----------
Net service revenues                              $  34,136           33,260          65,143         60,066
Net earnings (loss)                                     703              497             270           (329)
Basic and diluted earnings (loss) per share       $     .24              .17             .09           (.11)


                      Independent Auditors' Review Report


The Board of Directors and Stockholders
C.H. Heist Corp:

We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of June 28, 1998 and the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the thirteen and twenty-six week periods ended June 28, 1998 and June 29, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of December 28, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated February 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






Buffalo, New York                              KPMG Peat Marwick LLP
July 24, 1998

          MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITIONS


RESULTS OF OPERATIONS

Net service revenue increased by $3.0 million or 9.7% to $34.1 million from $31.1 million during the current fiscal quarter and by $6.2 million or 11.1% to $62.3 million from $56.1 million for the fiscal year to date period, compared to one year ago. Service revenue in the staffing services segment increased by $2.4 million or 14.5% during the current fiscal quarter and by $4.6 million or 15.6% for the fiscal year to date period compared to one year ago. Milestone Technologies, Inc. (Milestone), acquired on April 13, 1998, contributed $2.4 million of this increase during the current fiscal quarter and year to date period. The Ablest Technology Services (ATS) division, of which Milestone is part, increased revenues by $3.2 million and accounted for 26.6% of total staffing services revenues during the current fiscal quarter, which puts this division on target for being 25% of this segment's revenue for fiscal 1998. These increases were partially offset by a decline in the staffing services segment's commercial staffing division of approximately $832,000. This division nearly overcame the loss of approximately $3.0 million in service revenue during the first half of fiscal 1997 from two large, lower margin, customers who we are not servicing in the current fiscal year.

Service revenues in the industrial maintenance segment increased by $637,000 or 4.3% during the current fiscal quarter and by $1.6 million or 6.0% for the fiscal year to date period compared to one year ago. Contributing to these increases was a new office which opened during the current fiscal quarter in Timmins, Ontario Canada to service a new multi-year contract to provide maintenance services for a large mining operation. Additional improvements were achieved in hourly rated maintenance services in our core service line of high pressure water cleaning and industrial vacuuming services, as well as relatively new areas such as chemical cleaning and indoor air quality (IAQ) services.

Gross profit (margin) increased by $1.4 million or 16.7% for the current fiscal quarter and by $2.7 million or 17.7% for the fiscal year to date period, compared to one year ago. Gross profit as a percent of revenues increased to 29.5% from 27.7% and to 28.4% from 26.8% during the current fiscal quarter and year to date periods, respectively. The increase in both gross profit dollars and percentages are partially attributed to acquisitions of information technology offices that were made during the current fiscal quarter and in the prior fiscal year. The ATS division of the staffing services segment contributed approximately $911,000 and $1.3 million of this improvement in gross profit dollars for the current fiscal quarter and year to date period, respectively. Gross profit improvements in the industrial maintenance segment were achieved in hourly rated maintenance equipment services as well as higher margins in new services such as chemical cleaning and IAQ services. Also contributing to the improvement in gross profit dollars and percentages was a reduction in the insurance expense being charged for general liability, auto and workers compensation coverages. This reduction was based on lower claims and improved risk management. Claims and reserves are reviewed on a regular basis and adjustments, if necessary, are made on a quarterly basis to more accurately reflect period results.

Selling, general and administrative expenses increased by $729,000 or 9.2% and by $1.9 million or 12.9% for the current fiscal quarter and year to date periods, respectively. Selling, general and administrative expenses for the Company's staffing services segment increased by approximately $376,000 or 12.4% and by $1.1 million or 19.7% for the current fiscal quarter and year to date periods, respectively. Contributing to this increase in both fiscal quarter and year to date periods are costs associated with new offices and acquisitions including increased amortization expense of intangible assets. These increases were partially offset by a reduction in bad debt expense of approximately $324,000 as compared to the prior fiscal year due mostly to two write-offs that were made during the second quarter of the prior fiscal year which were not repeated during the current fiscal year.

Selling, general and administrative expenses for the Company's industrial maintenance segment increased by $353,000 or 7.3% and by $851,000 or 8.9% for the current fiscal quarter and year to date periods, respectively. Partially contributing to this increase in both quarter and fiscal year to date expenses is the further development and hiring of regional sales representatives for this segment. Also contributing to this increase is the higher cost of maintenance and continued development of our information systems, both hardware and software related. Additionally, approximately $200,000 more in accrued EVA(R) (Economic Value Added) bonus' were recorded during the current fiscal quarter as compared to the same period one year ago, due to improved performance within certain divisions of this segment.

Other expense, net increased by $98,000 or 146.3% and decreased by $220,000 or 46.0% for the current fiscal quarter and year to date periods, respectively. The increase in the current fiscal quarter was primarily due to an increase in interest expense of $84,000 caused by borrowings used to pay for the acquisition of Milestone. The reduction in other expense, net for the fiscal year to date period is attributable to costs associated with the planned spin-off and initial public offering of Ablest Service Corp., the Company's staffing services segment, which were written off during the first fiscal quarter of the prior year and not repeated. The spin-off and initial public offering were subsequently called off by the Company's Board of Directors.

The effective tax rate for the current fiscal quarter was 44.8% and 45.2% for the fiscal year to date period. The effective rates are the result of the multiple taxing jurisdictions in which the Company operates.


FINANCIAL CONDITION:

The quick ratio was 2.8 to 1 compared to 3.1 to 1 and the current ratio was 3.0 to 1 compared to 3.4 to 1 as of June 28, 1998 and December 28, 1997, respectively. Net working capital increased by $862,000 primarily due to an increase in accounts receivable and services in progress associated with the Milestone acquisition and partially offset by an increase in accrued expenses which now contain $713,000 in accrued earnout costs associated with acquisitions that were completed during the current and prior fiscal years. Reference should be made to the statements of cash flows which detail the sources and uses of cash.

Open credit commitments as of June 28, 1998 were approximately $9.2 million. During the current fiscal quarter, the Company utilized its open line of credit to fund the purchase price associated with the Milestone acquisition. The Company also has approximately $340,000 (the U. S. dollar equivalent) available for C. H. Heist, Ltd., the Company's Canadian subsidiary.

Capital expenditures for the current fiscal quarter were approximately $1.8 million. Of this amount, $977,000 was for additions to the mobile equipment fleet, $536,000 was for computer hardware and software including office automation and communication systems, $56,000 was for new facilities and the balance was for other equipment. Open purchase commitments at June 28, 1998 were $845,000 of which $517,000 was for new mobile equipment and the balance for other equipment. It is anticipated that existing internally available funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements and capital expenditures for the remainder of fiscal 1998.



RECENT DEVELOPMENTS:

On June 30, 1998, subsequent to the end of the second quarter, the Company's facility located in Rouyn-Noranda, Quebec, Canada sustained a fire that will in all probability require the demolition and rebuilding of the entire facility. It is the Company's intent to rebuild this facility. In the interim, the operations have been relocated to a leased facility in the same general area and are continuing to service customers. Management believes that the Company's insurance policies will cover substantially all of the losses sustained to the facility and its contents. At this time it is anticipated that the insurance proceeds are fully recoverable and that any uncovered losses will not be material.

                           Part II-Other Information


Item 6 Exhibits and Reports on Form 8-K

      (A)         Exhibit 27.1 Financial Data Schedules

      (B)         Reports on Form 8-K:

                  On April 24, 1998, the Company filed a report on Form 8-K regarding its wholly owned subsidiary, Ablest Service Corp.'s acquisition of one hundred percent of the stock of Milestone Technologies, Inc. for approximately $6.6 million cash at closing plus additional contingent consideration to be paid in 1999 based on the achievement of certain 1998 earnings goals.

                  On June 22, 1998, the Company filed a report on Form 8-KA regarding the required audited financial statements of Milestone Technologies, Inc. and pro forma financial statements not previously included with the initial Form 8-K filing on April 24, 1998.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             C.H. Heist Corp.

                                             (Registrant)



     Date  August 7, 1998                      /s/ Mark P. Kashmanian
          ----------------                     ----------------------
                                               Mark P. Kashmanian
                                               Chief Accounting Officer