Form 10-Q
period 1998-09-27
HEIST C H CORP
filed 1998-11-10
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 27, 1998.

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

                           Yes   X     No
                              --------   ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - October 16, 1998.

       Common stock, $.05 par value                           2,878,088
       ----------------------------                     --------------------
                 (Class)                                (Outstanding shares)

                       C.H. HEIST CORP. AND SUBSIDIARIES

                                     Index

Part I
     Financial Information
         Condensed Consolidated Balance Sheets - September 27, 1998 - (Unaudited) and           3
           December 28, 1997

         Condensed Consolidated Statements of Earnings and Comprehensive Income -               4
           (Unaudited) Thirteen and thirty-nine week periods ended September 27,
           1998 and September 28, 1997

         Condensed Consolidated Statements of Cash Flows - (Unaudited)
           Thirty-nine week periods ended September 27, 1998 and September
           28, 1997

         Notes to Condensed Consolidated Financial Statements                                 6 - 8

         Independent Auditors' Review Report                                                    9

         Management's Discussion and Analysis of Results of Operations and Financial          10-12
           Condition

Part II
         Other Information                                                                      13

         Signatures                                                                             14





                                   * * * * *

                          Part I-Financial Information
                       C.H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)


                                                                      September 27,    December 28,
                              Assets                                      1998             1997
                              ------                                  -------------    ------------
                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                       $       2,924            2,948
    Receivables                                                            19,237           16,621
    Services in progress                                                    2,330            1,357
    Parts and supplies                                                      1,133            1,254
    Prepaid expenses                                                          595              539
    Deferred income taxes                                                     400              806
                                                                    -------------      -----------
                Total current assets                                       26,619           23,525
                                                                    -------------      -----------

Property, plant and equipment, at cost                                     55,276           52,677
    Less accumulated depreciation                                          38,448           35,838
                                                                    -------------      -----------
                Net property, plant and equipment                          16,828           16,839
                                                                    -------------      -----------
Deferred income taxes                                                         168              176
Intangible assets, net                                                      9,246            3,386
Other assets                                                                  161              160
                                                                    -------------      -----------
                                                                    $      53,022           44,086
                                                                    =============      ===========

               Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                          $          14               38
    Accounts payable                                                        3,331            2,660
    Accrued expenses                                                        6,449            3,814
    Income taxes payable                                                      242              454
                                                                    -------------      -----------
                Total current liabilities                                  10,036            6,966

Long-term debt, excluding current installments                             13,953            8,755
Deferred incentive compensation                                               610              479
Deferred income taxes                                                         398              398
                                                                    -------------      -----------
                Total liabilities                                          24,997           16,598
                                                                    -------------      -----------
Stockholders' equity (note 3):
    Common stock of $.05 par value. Authorized
      8,000,000 shares; issued 3,167,092 shares                               158              158
    Additional paid-in capital                                              4,277            4,274
    Retained earnings                                                      26,850           25,882
    Accumulated other comprehensive losses                                 (2,023)          (1,583)
                                                                    -------------      -----------
                                                                           29,262           28,731

    Less cost of common stock in treasury: 289,004 and
    290,269 shares for 1998 and 1997, respectively                         (1,237)          (1,243)
                                                                    -------------      -----------
                Total stockholders' equity                                 28,025           27,488
                                                                    =============      ===========
                                                                    $      53,022           44,086
                                                                    =============      ===========

See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

     Condensed Consolidated Statements of Earnings and Comprehensive Income
                                  (Unaudited)

                       (In thousands, except share data)


                                                           Thirteen         Thirteen         Thirty-nine      Thirty-nine
                                                          Week period      week period       week period      Week period
                                                             Ended            Ended             Ended            Ended
                                                         September 27,    September 28,     September 27,    September 28,
                                                             1998             1997              1998              1997
                                                        --------------    --------------    --------------   --------------
Net service revenues                                    $        35,881           31,258            98,185           87,342
Cost of services (note 1)                                        25,722           22,029            70,355           63,100
                                                        ---------------  ---------------   ---------------   --------------
             Gross profit                                        10,159            9,229            27,830           24,242
Selling, general and administrative
         expenses (note 1)                                        8,730            7,768            25,542           22,766
Amortization of intangible assets                                   149               75               367              163
                                                        ---------------  ---------------   ---------------   --------------
             Operating income                                     1,280            1,386             1,921            1,313
                                                        ---------------  ---------------   ---------------   --------------

Other income (expense):
    Interest income                                                  17               33                64               51
    Interest expense                                               (259)            (233)             (643)            (518)
    Gain (Loss) on disposal of property,
         plant and equipment, net                                    69               (3)               33               (8)
    Miscellaneous, net                                              295               (2)              410             (208)
                                                        ---------------  ---------------   ---------------   --------------
             Total other income (expense), net                      122             (205)             (136)            (683)
                                                        ---------------  ---------------   ---------------   --------------


             Earnings before income taxes                         1,402            1,181             1,785              630


Income taxes                                                        644              551               817              387
                                                        ---------------  ---------------   ---------------   --------------
             Net earnings                               $           758              630               968              243
                                                        ===============  ===============   ===============   ==============

Basic and diluted net earnings per share                $           .22              .34               .08              .26
                                                        ===============  ===============   ===============   ==============

Weighted average number of common shares outstanding          2,877,988        2,876,823         2,877,900        2,876,399
                                                        ===============  ===============   ===============   ==============

             Net earnings                               $           758              630               968              243

Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                       (247)             (28)             (440)            (173)
                                                        ---------------  ---------------   ---------------   --------------
             Comprehensive income                       $           511              602               528               70
                                                        ===============  ===============   ===============   ==============


See accompanying notes to condensed consolidated financial statements.

                      C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                (In thousands)

                                                                                  Thirty-nine week      Thirty-nine week
                                                                                    period ended          period ended
                                                                                 September 27, 1998    September 28, 1997
                                                                                 ------------------    ------------------
Cash flows from operating activities:
    Net earnings                                                                 $           968                    243
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation of plant and equipment                                                 3,646                 3,824
        Amortization of intangible assets                                                     367                   163
        (Gain) loss on disposal of property, plant
             and equipment, net                                                               (33)                    8
        Stock compensation awards                                                               9                    15
        Changes in assets and liabilities (see below)                                          25                (3,479)
                                                                                  ---------------       ---------------
           Net cash provided by operating activities                                        4,982                   774
                                                                                  ---------------       ---------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                             (4,318)               (4,083)
    Proceeds from disposal of property, plant and equipment                                   506                   147
    Acquisitions and earnout payments, net of cash acquired                                (6,257)               (1,904)
                                                                                  ---------------       ---------------
           Net cash used in investing activities                                          (10,069)               (5,840)
                                                                                  ---------------       ---------------

Cash flows from financing activities:
    Proceeds from bank line of credit borrowings                                           19,250                13,450
    Repayment of bank line of credit borrowings                                           (14,047)               (8,500)
    Repayment of other long-term debt                                                         (28)                 (528)
                                                                                  ---------------       ---------------
           Net cash provided by financing activities                                        5,175                 4,422
                                                                                  ---------------       ---------------
Effect of exchange rate changes on cash and cash equivalents                                 (112)                  (46)
                                                                                  ---------------       ---------------
Net decrease in cash and cash equivalents                                                     (24)                 (690)
Cash and cash equivalents at beginning of period                                            2,948                 2,692
                                                                                  ---------------       ---------------
Cash and cash equivalents at end of period                                        $         2,924                 2,002
                                                                                  ===============       ===============

Changes in assets and liabilities providing (using) cash:
    Receivables                                                                   $        (1,661)               (4,435)
    Services in progress                                                                     (730)                 (445)
    Income taxes receivable/payable, net                                                     (249)                 (331)
    Parts and supplies                                                                        117                   268
    Prepaid expenses                                                                          (56)                 (396)
    Other assets                                                                                4                   305
    Accounts payable                                                                          535                   699
    Accrued expenses                                                                        1,930                   856
    Deferred incentive compensation                                                           135                     -
                                                                                  ---------------       ---------------
        Total                                                                     $            25                (3,479)
                                                                                  ===============       ===============


See accompanying notes to condensed consolidated financial statements

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. In the opinion of management of C. H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of September 27, 1998 and the results of its operations and cash flows for the thirty-nine week periods ended September 27, 1998 and September 28, 1997.

     The Company has reclassified 1997 branch expenses that are not directly attributable to the services it performs from cost of services to selling, general and administrative expenses to conform to the 1998 classification. The effect of this reclassification was to lower cost of services and increase selling, general and administrative expenses by $3,883,000 and $11,346,000 for the thirteen and thirty-nine week periods ended September 28, 1997. Management believes that its current presentation is generally consistent with industry practice.

2. The results of operations for the thirty-nine week period ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the thirty-nine week period ended September 27, 1998 are summarized as follows (in thousands, except shares):

                                                                     Accumulated
                                             Additional                 other                                 Total
                                   Common     paid-in     Retained   comprehensive   Treasury    Stock     Stockholders'
                                    Stock     capital     Earnings      losses        Shares     Amount       Equity
                                  ---------  ----------  ----------  ------------  ----------  ----------  ------------
   Balance at December 28, 1997    $    158  $    4,274  $   25,882      $(1,583)    290,269  $   (1,243)  $    27,488
   Net earnings                           -           -         968            -           -           -           968
   Foreign currency translation
       Adjustment                         -           -           -         (440)          -           -          (440)
   Stock compensation awards              -           3           -            -      (1,265)          6             9
                                  =========  ==========  ==========  ===========  ==========  ==========   ===========
   Balance at September 27, 1998   $    158  $    4,277  $   26,850      $(2,023)    289,004  $   (1,237)  $    28,025
                                  =========  ==========  ==========  ===========  ==========  ==========   ===========


     Accumulated other comprehensive losses consist solely of equity adjustments from foreign currency translation.

4. For the 39 week period ended September 27, 1998, 38,803 additional stock options were granted and 3,396 stock options expired. As of September 27, 1998 and December 28, 1997, the Company had exercisable options outstanding to employees to purchase 166,088 and 169,484 common shares respectively, at prices ranging from $6.94 to $10.13 per share.

5. The Company has two professional service segments: Staffing services are provided on a temporary and contract basis to businesses in clerical, light industrial and technology professional sectors throughout the eastern United States and select southwestern U.S. markets. Industrial maintenance includes hydroblasting, painting, sandblasting, and vacuuming of industrial wastes to a wide range of industries throughout the eastern United States and Canada. The Company has adopted the provision of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". As a result of the adoption of this standard the Company has revised its allocation of various corporate overhead expenses between its reporting segments. The effect of this reclassification was to allocate $198,000 and $648,000 of additional expenses for the thirteen week and thirty nine-week periods ended September 28, 1997 to the Company's staffing services segment. Operating segment data is as follows (in thousands):

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


                                                       Thirteen          Thirteen        Thirty-nine       Thirty-nine
                                                      Week period       week period      week period       Week period
                                                         Ended             Ended            Ended             Ended
                                                     September 27,     September 28,    September 27,     September 28,
                                                         1998              1997             1998              1997
                                                    --------------    ---------------  ---------------   ---------------
Revenues:
    Staffing services                                  $21,381             16,333           55,879            46,185
    Industrial maintenance                              14,500             14,925           42,306            41,157
                                                       -------            -------          -------           -------
        Total revenue                                  $35,881             31,258           98,185            87,342
                                                       =======            =======          =======           =======

Cost of services:
    Staffing services                                  $16,386             12,630           42,893            35,993
    Industrial maintenance                               9,336              9,399           27,462            27,107
                                                       -------            -------          -------           -------
        Total cost of services                         $25,722             22,029           70,355            63,100
                                                       =======            =======          =======           =======

Selling, general, administrative:
    Staffing services - operations                     $ 3,110              2,630            8,512             7,476
    Staffing services - allocated overhead                 666                517            2,025             1,606
                                                       -------            -------          -------           -------
        Total staffing services                          3,776              3,147           10,537             9,082
                                                       -------            -------          -------           -------
    Industrial maintenance - operations                  3,507              3,300           10,258             9,700
    Industrial maintenance - overhead                    1,447              1,321            4,747             3,984
                                                       -------            -------          -------           -------
        Total industrial maintenance                     4,954              4,621           15,005            13,684
                                                       -------            -------          -------           -------
        Total selling, general and administrative      $ 8,730              7,768           25,542            22,766
                                                       =======            =======          =======           =======

Operating income (loss):
    Staffing services                                  $ 1,071                488            2,097               966
    Industrial maintenance                                 209                898             (176)              347
                                                       -------            -------          -------           -------
             Total operating income                      1,280              1,386            1,921             1,313
Other income (expenses), net                               122               (205)            (136)             (683)
                                                       -------            -------          -------           -------
             Earnings before income taxes              $ 1,402              1,181            1,785               630
                                                       =======            =======          =======           =======

Depreciation & amortization by segment:
    Staffing services                                  $   263                156              655               422
    Industrial maintenance                                 930              1,153            3,358             3,565
                                                       -------            -------          -------           -------
             Total                                     $ 1,193              1,309            4,013             3,987
                                                       =======            =======          =======           =======

Assets by segment:
    Staffing services                                                                      $23,078            13,931
    Industrial maintenance                                                                  28,627            32,108
    Corporate                                                                                1,317               756
                                                                                           -------            ------
             Total                                                                         $53,022            46,795
                                                                                           =======            ======

Capital expenditures, including
    acquisitions by segment:
    Staffing services                                  $   143                116            6,751             2,538
    Industrial maintenance                                 973              1,202            3,824             3,449
                                                       -------            -------          -------            ------
             Total                                     $ 1,116              1,318           10,575             5,987
                                                       =======            =======          =======            ======

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


6.   On April 13, 1998, Ablest Service Corp., a wholly owned subsidiary of C.
     H. Heist Corp. acquired one hundred percent of the stock of Milestone Technologies, Inc. ("Milestone") for approximately $6.6 million paid in cash to the shareholders at closing and agreed to pay additional consideration based on the achievement of certain pre-established earning targets for 1998. Milestone provides information technology staffing services in the Phoenix, Arizona metropolitan area and had fiscal 1997 revenues of approximately $9.0 million. The purchase price was determined through negotiations and has been assigned, based on a preliminary allocation, to the fair value of the assets and liabilities acquired with the excess being assigned to goodwill.

     Pro Forma Condensed Combined Financial Information - (Unaudited) thirteen and thirty-nine week periods ended September 27, 1998 and September 28, 1997.

             The unaudited pro forma condensed combined financial information reflects the pro forma results of operations of the Company for the thirteen and thirty-nine week periods ended September 27, 1998 and September 28, 1997 assuming the acquisition of Milestone had been consummated as of the beginning of the periods presented.

             Milestone uses a November 30th fiscal year end and therefore the accompanying unaudited pro forma financial information include their results of operations for comparable periods. Those periods include the historical results of operations for the thirteen and thirty-nine week periods ended August 31, 1997 and the thirteen-week period ended February 28, 1998.

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


                                                    Thirteen         Thirteen       Thirty-nine      Thirty-nine
                                                  week period      week period      week period      week period
                                                     ended            ended            Ended            ended
                                                 September 27,    September 28,    September 27,    September 28,
                                                      1998             1997            1998             1997
                                                 -------------    -------------    -------------    -------------
Net service revenues                             $      35,881           33,565          101,024           93,631
Net earnings                                               758              677            1,028              348
Basic and diluted earnings per share             $         .26              .24              .36              .12

                      Independent Auditors' Review Report


The Board of Directors and Stockholders
C.H. Heist Corp:

We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of September 27, 1998 and the related condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen and thirty-nine week periods ended September 27, 1998 and September 28, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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






Buffalo, New York                                   KPMG Peat Marwick LLP
October 23, 1998

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations:

Net service revenue increased by $4.6 million or 14.8% to $35.9 million from $31.3 million during the current fiscal quarter and by $10.9 million or 12.4% to $98.2 million from $87.3 million for the fiscal year to date period, compared to one year ago. Service revenues in the staffing services segment increased by $5.1 million or 30.9% to $21.4 million from $16.3 million during the current fiscal quarter and by $9.7 million or 21.0% to $55.9 million from $46.2 million for the fiscal year to date period, compared to one year ago. Revenues in the Ablest Technology Services (ATS) division of this segment increased by $3.0 million or 127% to $5.5 million from $2.4 million during the current fiscal quarter and by $7.9 million or 159% to 12.9 million from $5.0 million for the fiscal year to date period, compared to one year ago. Milestone Technologies, Inc., acquired on April 13, 1998 has contributed $3.1 million and $5.5 million of this increase for the current fiscal quarter and year to date periods, respectively. The ATS division currently accounts for 25.8% and 23.1% of total staffing service revenues for the current fiscal quarter and year to date periods, respectively. The commercial staffing division increased revenues by $2.0 million or 14.2% and by $1.8 million or 4.3% for the current fiscal quarter and year to date period, respectively. The increases in the commercial staffing division were mainly attributable to offices that were opened within the past two years and with greater market penetration in existing offices.

Service revenues in the Company's industrial maintenance segment declined by $425,000 or 2.8% to $14.5 million from $14.9 million during the current fiscal quarter while increasing by $1.1 million or 2.8% to $42.3 million from $41.2 million for the fiscal year to date period, compared to one year ago. Contributing to the decline in the current fiscal quarter and in limiting the increase in year to date revenues is the impact of the decline in value of the Canadian dollar to the U.S. dollar. The segment's Canadian division, C. H. Heist, Ltd., showed a fiscal quarter and year to date increase in service revenues of $457,000 and $497,000, respectively, when measured in Canadian dollars. However, when converted to its U.S. dollar equivalent, these increases resulted in declines of $92,000 and $431,000 for the current fiscal quarter and year to date periods respectively. Contributing to the fiscal year to date increase were improvements in revenues for hourly rated maintenance services in the segment's core service line as well as the opening of two new offices.

Gross profit (margin) increased by $930,000 or 10.1% for the current fiscal quarter and by $3.6 million or 14.8% for the fiscal year to date period, compared to one year ago. Gross profit as a percent of revenues declined to 28.3% from 29.5% for the current fiscal quarter while improving to 28.3% from 27.7% for the fiscal year to date period, compared to one year ago. Gross profit margin in the staffing services segment increased by $1.3 million or 34.9% and by $3.0 million or 27.4% for the current fiscal quarter and year to date periods, respectively. The increase in both gross profit dollars and percent are partially attributable to acquisitions of Information Technology staffing companies which generate higher gross profit margins

Gross profit margin in the Company's industrial maintenance segment declined in both dollars and percent during the current fiscal quarter. Gross profit margin declined by $363,000 or 6.6% during the current fiscal quarter, while still showing an increase of $793,000 or 5.6% for the current fiscal year to date period as compared to one year ago. The decline in both dollars and percent during the current fiscal quarter is partially attributable to the impact of the decline in value of the Canadian dollar, as noted above, and also to lower than expected returns on the segment's painting and paint-related services. Another area impacting this reduction in gross profit margin for the current fiscal quarter, is a decrease in waste management services out of this segment's Canadian division. This decrease is the result of effects from the fire, which occurred at the Company's Rouyn-Noranda, Quebec facility on June 30, 1998.

Selling, general and administrative expenses, inclusive of amortization expense, increased by $1.0 million or 13.2% and by $3.0 million or 13.0% for the current fiscal quarter and year to date periods, respectively. Selling, general and administrative expenses for the Company's staffing services segment increased by $708,000 or 22.0% and by $1.7 million or 18.0% for the current fiscal quarter and year to date periods, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


Results of Operations (continued):

Contributing to this increase in both fiscal periods are the costs associated with new offices and acquisitions, including increased amortization of intangible assets. Selling, general and administrative expenses for the Company's industrial maintenance segment increased by $328,000 or 7.1% and by $1.3 million or 9.6% for the current fiscal quarter and year to date periods, respectively. Partially contributing to this increase is the costs associated with the opening of new offices and the higher costs to maintain and continue to develop information technology hardware, software and personnel to better service our customers. These increases were partially offset by the allocations of proceeds received from the settlement of litigation in the Company's Canadian division. See the heading "Litigation Settlement" below.

Other income and expense, net resulted in a net other income for the current fiscal quarter of $122,000, an improvement of $327,000 from the same period, one year ago. For the year to date period net other expenses were $136,000 an improvement of $547,000 from the same period one year ago. Interest expense increased by $42,000 and $112,000 during the current fiscal quarter and year to date periods, respectively. This was caused by the higher level of borrowings utilized to partially pay for acquisitions.

The reduction noted in other expenses net for the fiscal year to date period is partially attributable to costs that were not repeated from the prior year associated with the planned spin-off and initial public offering of the Company's staffing services segment. Also having a major impact during the current fiscal quarter and year to date periods was the settlement of litigation in the Company's Canadian division. See the heading "Litigation Settlement" below.

The effective tax rate for the current fiscal quarter was 45.9% and 45.8% for the fiscal year to date period. The effective tax rates are the result of multiple taxing jurisdictions in which the Company operates.

Financial Condition:

The quick ratio was 2.5 to 1 compared to 3.1 to 1 and the current ratio was 2.7 to 1 compared to 3.4 to 1 for the period ending September 27, 1998 and December 28, 1997, respectively. Net working capital increased by $24,000, primarily due to increases in accounts receivable and services in progress associated with acquisitions and the growth in the staffing services segment. These increases were mostly offset with an increase in accrued expenses, which increased due to the accrual of $914,000 of earnout costs associated with completed acquisitions. Reference should be made to the statement of cash flows which details the sources and uses of cash.

Open credit commitments as of September 27, 1998 were $11.0 million. The Company also has $331,000 (the U.S. dollar equivalent) available for C. H. Heist, Ltd., the Company's Canadian subsidiary.

Capital expenditures for the current fiscal quarter were approximately $1.1 million. Of this amount, $670,000 was for additions to the mobile equipment fleet, $186,000 was for computer hardware, software and office automation and communication systems, $108,000 was for new facilities and the balance was for other equipment. Open purchase commitments at September 27, 1998 were $444,000 of which $350,000 is for new mobile equipment, $5,000 for computer hardware and the balance for other equipment. It is anticipated that existing internally available funds, cash flows from operations and available borrowings will be sufficient to cover working capital and capital expenditure requirements for the remainder of fiscal 1998.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


Litigation Settlement:

During the current fiscal quarter, the Company's Canadian subsidiary successfully negotiated a settlement of an outstanding lawsuit, which it had brought against an international bridge authority in Sarnia, Ontario Canada. The suit alleged that the bridge authority and its engineering firm misrepresented the total volume of steel that was to be sand blasted and painted on the structure in fiscal 1993 and 1994. The settlement reached was for $661,000 in Canadian dollars (approximately $430,000 in U. S. funds). The allocation of the proceeds from this settlement was to first payoff an outstanding receivable in the amount of $11,000 due from the authority, then to offset $106,000 (U.S. dollars) of attorney and engineering consulting costs that were incurred to prepare and present our case. In addition a reserve for potential subcontractor demands of approximately $78,000 (U.S. dollars) was established. Such claims are expected to be resolved during fiscal 1999. The remaining balance of approximately $235,000 (U.S. dollars) was credited to miscellaneous other income and included in the current fiscal quarter.


Impact of Year 2000 Compliance:

Some of the Company's computer programs and hardware have date-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a systems failure or miscalculation causing disruptions of certain day to day accounting operations. The Company has undertaken an extensive review of its internal systems and has recently completed an applications upgrade to its integrated accounting programs that make them Year 2000 (Y2K) compliant. The Company is currently upgrading operating systems at all of its remote locations and anticipates being internally Y2K compliant by the end of 1998. The next phase of our plan is to assess external, third party, and compliance for those suppliers of critical services that the Company relies upon. It is anticipated that this final phase will be completed in early 1999. The upgrade to the various applications, which the Company has undertaken, did not result in additional expenses as they were part of the normal maintenance and support fees that are incurred on an ongoing basis. The total cost associated with the Company's Y2K compliance program is not material to the Company's operation. Although there can be no assurances, the Company does not anticipate any foreseeable problems regarding date-sensitive computer hardware or software applications that would have a materially adverse effect on the Company.

                           Part II-Other Information


Item 5 Other Information

         If a shareholder intends to raise at the Company's 1999 annual meeting a proposal that he does not seek to have included in the Company's proxy statement and form of proxy, he must notify the Company of the proposal on or before February 16, 1999. If the shareholder fails to notify the Company, the Company's proxies will be permitted to use their discretionary voting authority with respect to such proposal when and if it is raised at such annual meeting, whether or not there is any discussion of such in the 1999 proxy statement.



Item 6 Exhibits and Reports on Form 8-K

      (A)   Exhibit 27.1 Financial Data Schedules (for SEC use only)

      (B) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 27, 1998.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  C.H. Heist Corp.
                                                  (Registrant)



     Date    November 4, 1998                          /s/ Mark P. Kashmanian
          -----------------------                      ----------------------
                                                       Mark P. Kashmanian
                                                       Chief Accounting Officer