Form 10-K405
period 1998-12-27
HEIST C H CORP
filed 1999-03-25
CIK 46653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
         EXCHANGE  ACT  OF  1934  FOR  THE FISCAL YEAR ENDED DECEMBER 27, 1998.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 0-7907

                               C. H. HEIST CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                      16-0803301
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

    810 North Belcher Road
     Clearwater, Florida                                    33765
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                              (727) 461-5656
------------------------------------------------------------------------------
        (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.05 par value
------------------------------------------------------------------------------
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

The aggregate market value of the Registrant's common shares held by non-affiliates at March 12, 1999 was approximately $7,446,000.

The number of common shares of the Registrant outstanding at February 26, 1999 was 2,880,393.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this report: Part I and II -- the Registrant's Annual Report to Shareholders for the year ended December 27, 1998, which appears as Exhibit 13 to this Form 10-K; Part III -- the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 10, 1999.

                                     PART I

ITEM 1.  BUSINESS

General.          Staffing  Services and Industrial  Maintenance are the two
professional service segments of C. H. Heist Corp. and its United States and Canadian subsidiaries.

                               Staffing Services

The Company supplies temporary employees in the U.S. through Ablest Service Corp. ("Ablest"), a wholly owned subsidiary of the Company. Ablest is a staffing services organization with 44 offices located in the Eastern United States and selected Southwest markets with the capability to supply temporary employees for the clerical, industrial and technical needs of their customers. Ablest does not have any principal customers, nor does it service any specific industry or field. Instead, its services are provided to a broad-based customer list.

On April 13, 1998, Ablest purchased 100% of the common stock of Milestone Technologies, Inc., an information technology staffing services provider in the Phoenix, Arizona metropolitan area. On November 17, 1998, Ablest also purchased certain assets from SoftWorks International Consulting, Inc., an information technology staffing provider in the Denver, Colorado metropolitan area. See note 12 to the Consolidated Financial Statements on page 24 of the Company's Annual Report to Shareholders incorporated herein by reference, for additional information regarding acquisitions.

The staffing services business is highly competitive. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the staffing services field are quality of service, reliability of personnel and price.

                        Industrial Maintenance Services

The Company also performs industrial maintenance services. The Industrial Maintenance Services segment focuses on providing industrial maintenance solutions to a wide range on industries, such as chemical, petrochemical, power generation, pulp and paper, mining and metallurgical plants. Its industrial services consist of hydroblasting, painting, sandblasting, vacuuming of industrial wastes, turnaround services, chemical cleaning and commercial insulation. Service facilities are located throughout the eastern United Sates and eastern Canada.

Many of the Company's industrial maintenance services are performed outdoors, but the Company does not consider its business to be seasonal. However, due in part to weather factors, the first quarter of the Company's fiscal year has historically produced the lowest levels of revenue and profitability.

The Company from time to time investigates and develops new equipment components, tools and methods for use in the conduct of its operations. Most of the components in its equipment are designed to the Company's specification. The amounts expended for such activities, all of which were performed at a Company facility, during the fiscal years ended December 27, 1998, December 28, 1997 and December 29, 1996 amounted to $352,000, $338,000, and $248,000 respectively. During the fiscal year ended December 27, 1998, these services were performed primarily by five individuals who were employed by the Company on a full-time basis.

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

Industry Segments and Service Activities. The following table is a summary of information relating to the Company's operations in its two industry segments for each of the Company's last three fiscal years:


                                                                                 Fiscal Year Ended
                                                                 --------------------------------------------------
                   (In thousands)                                    Dec. 27,          Dec. 28,         Dec. 29,
                                                                      1998               1997             1996
                                                                 ---------------    ---------------   -------------
                Revenues from Unaffiliated Customers:
                   Staffing Services                             $     78,471            63,268           49,514
                   Industrial Maintenance                              57,176            56,248           57,001

                Operating Income (Loss):
                   Staffing Services                                    2,779             1,353            1,918
                   Industrial Maintenance                                (350)            1,473              198

                Identifiable Assets:
                   Staffing Services                                   25,603            12,555            9,212
                   Industrial Maintenance                              27,134            29,414           31,548

* Revenue figures do not include intersegment revenues of approximately $101,000, $39,000 and $84,000 in 1998, 1997 and 1996, respectively.

The following table sets forth the approximate amounts of total sales and revenues by service activity within the Company's two industry segments for each of the Company's last three fiscal years:



                                                                                Fiscal Year Ended
                                                                 --------------------------------------------------
                                                                     Dec. 27,         Dec. 28,         Dec. 29,
                Industrial Maintenance Revenues                        1998             1997             1996
                                                                 --------------    --------------    --------------
                     Hydro/Mechanical                                    63 %             63  %            69  %

                     Sandblasting and Painting                           15 %             17  %            16  %

                     Other                                               22 %             20  %            15  %

                Staffing Services Revenues

                     Commercial Staffing                                 76 %             89  %            99  %

                     Information Technology Staffing                     24 %             12  %             1  %

Working Capital. By virtue of the nature of the Company's business segments and the size and financial status of its customers, the attainment and maintenance of high levels of working capital is not required, other than to meet debt requirements as disclosed in Note 5 to the Consolidated Financial Statements on page 20 of the Company's Annual Report to Shareholders, which is incorporated herein by reference.

Backlog. In view of the fact that the Company's services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

Employees. On December 27, 1998, the Company employed approximately 4,033 persons of whom 274 persons were employed on a full-time basis and the remainder were part-time and temporary employees. Some of the Company's industrial maintenance employees are represented by unions. The Company considers its employee relations to be good.

Canadian Operations. The following table sets forth the relative contributions in U.S. dollars to revenues and identifiable assets attributable to the Company's Canadian operations for the last three fiscal years:


                                                                            Fiscal Year Ended
                                                              -------------------------------------------------
                (In thousands)                                  Dec. 27,         Dec. 28,         Dec. 29,
                                                                  1998             1997             1996
                                                              --------------   --------------     -------------
                Revenues to Unaffiliated Customers            $    16,149           16,300            14,877

                Identifiable Assets                                 9,830           10,570             9,316

There were no export revenues during any period.

Executive Officers of Registrant



(a)      Identification.  The Company's executive officers are:


                                                                                                     Served as
                                                          Position and Office                        Executive
              Name                       Age                with Registrant                        Officer Since
--------------------------------       ------   --------------------------------------          --------------------

Charles H. Heist                         48     Chairman of the Board of                                1978
                                                Directors and Chief
                                                Executive Officer

W. David Foster                          64     President-Chief Operating                               1976
                                                Officer

John L. Rowley                           55     Vice President Finance,                                 1979
                                                Chief Financial Officer

Isadore Snitzer                          77     Secretary                                               1956

Duane F. Worthington                     47     Vice President - U.S.                                   1989
                                                Operations, C.H. Heist Corp.

Andrew R. Crowe, Jr.                     47     Vice President - Chief                                  1990
                                                Operating Officer, C.H.
                                                Heist, Ltd.

Kurt R. Moore                            40     Executive Vice President -                              1991
                                                Ablest Service Corp.

Christopher H. Muir                      37     Vice President - Marketing                              1997
                                                and Sales, C.H. Heist Corp.

Mark P. Kashmanian                       43     Treasurer - Chief                                       1996
                                                Accounting Officer

(b) Arrangements and Understandings. There are no arrangements or understandings pursuant to which the above officers were elected.

(c) Family Relationships. None of the officers has any family relationship with any other officer of the Company.

(d)      Business Experience. Messrs. Charles H. Heist, W. David Foster, John
         L. Rowley, Kurt R. Moore, Duane F. Worthington, Andrew R. Crowe, Jr. and Mark P. Kashmanian have been employees of the Company for more than five years. Mr. Snitzer is a partner in the Buffalo, New York, law firm of Borins, Setel, Snitzer & Brownstein, and its predecessors, which firm served as general counsel to the Company until July 1996. Christopher H. Muir joined the Company on April 28, 1997. Mr. Muir holds an M.B.A. in Marketing from the University of South Florida and a B.A. degree in Philosophy, English, and Business Administration from Southwestern University. His recent work history includes, Director of Marketing at Quanterra, Inc. (formerly the Enseco division of Corning, Inc.), 1992-1994; Principal at Paradox Consulting Group(R), Inc., 1994-1997; and Adjunct Professor of Marketing at the College of Business Administration, University of South Florida, 1995-1997.


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

The daily operations of the Company are currently operated out of the following:


               Location                        Description                        Leased           Owned         Total
               ---------        -----------------------------------------         ------------  ------------  ------------
                                Staffing Services
               U.S.                      Branch Offices                                     44             -            44
               U.S.                      Regional Offices                                    7             -             7
                                                                                  ============  ============  ============
                                Total Staffing Services                                     51             -            51
                                                                                  ============  ============  ============

                                Industrial Maintenance
               U.S.                      Branch Offices                                     11             8            19
               Canada                    Branch Offices                                      3             3             6
                                                                                  ------------  ------------  ------------
                                                                                            14            11            25
                                                                                  ------------  ------------  ------------
               U.S.                      Regional Offices                                    3             -             3
               Canada                    Regional Offices                                    1             -             1
                                                                                  ------------  ------------  ------------
                                                                                             4             -             4
                                                                                  ------------  ------------  ------------

                                Total Industrial Maintenance                                18            11            29
                                                                                  ============  ============  ============

The Company considers all of its offices and facilities suitable and adequate for servicing its customers.

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

Certain of the properties owned by the Company are subject to mortgages. Reference is made to Note 5 to the Consolidated Financial Statements on page 20 of the Company's Annual Report to Shareholders, incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of such matters will not have a material adverse effect on the Company's financial condition or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

The information in response to this item is hereby incorporated by reference to the information presented on page 29 of the Company's 1998 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The information in response to this item is hereby incorporated by reference to the information presented at page 12 in the Company's 1998 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in response to this item is hereby incorporated by reference to the information presented at pages 13 through 15 in the Company's 1998 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company, in the normal course of business, has exposure to interest rate risk from its long term debt obligations and to foreign exchange rate risk with respect to its foreign operations and currency conversions. The Company does not believe that its exposure to fluctuations in either interest rates in the United States or currency exchange rates with regards to the Canadian dollar, are material. A 10% change in the interest rate utilized on its long term debt obligations would have produced approximately $78,000 in additional interest expense at December 27, 1998. Likewise, since the majority on the Company's revenues, expenses and cash flows are transacted in U.S dollars a 10% decline in the Canadian exchange rate would only have impacted fiscal 1998 year end earnings by approximately $51,000.

Due to the immateriality of the above noted market risks, the Company has decided not to utilize any form of financial instrument as a hedge against these risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and independent auditors report required in response to this item is hereby incorporated by reference to pages 16 through 27 in the Company's 1998 Annual Report to Shareholders which appears as Exhibit 13 to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in response to this item is hereby incorporated by reference to the information under the caption "Nominees for Directors" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 10, 1999, except insofar as information with respect to executive officers is presented in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information in response to this item is hereby incorporated by reference to the information under the caption "Compensation of Executive Officers" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in conjunction with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 10, 1999; provided, however, that information appearing in the proxy statement under the headings "Report on Executive Compensation by the Compensation Committee and Board of Directors" and "Common Stock Performance" is not incorporated herein and should not be deemed to be included in this document for any purposes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in response to this item is hereby incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 10, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in response to this item is hereby incorporated by reference to the information under the caption "Certain Transactions" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 10, 1999.


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


Exhibit
Number            Description

3.1               Restated Certificate of Incorporation of Registrant dated
                  January 19, 1983 (Exhibit to the Company's Form 10-K Report for the year ended June 25, 1989)

3.2 Certificate of Amendment of Certificate of Incorporation of the Company (Appendix A to the Company's definitive Proxy
                  Statement in connection with its Annual Meeting held on May
                  11, 1992)

3.3               Amended By-laws of the Registrant adopted August 27, 1990
                  (Exhibit to the Company's Form 10-K Report for the year ended
                  June 24, 1990)

10.1              Business Loan Agreement with Manufacturers and Traders Trust
                  Company dated December 22, 1994 (Exhibit to the Company's
                  Form 10-K report for the year ended December 25, 1994)

                                     - 11 -

10.2 Corporate Revolving Term Loan Agreement with Manufacturer and Traders Trust Company dated August 21, 1995 (Exhibit to the Company's Form 10-K report for the year ended December
                  31, 1995)

10.3              Amendment to Business Loan  Agreement  dated October 25, 1996
                  (Exhibit to the Company's Form 10-K Report for the year ended
                  December 29, 1996)

10.4 EVA incentive plan, incorporated herein by reference to the Company's definitive Proxy Statement in connection with its annual meeting held on May 10, 1996

10.5 Leveraged Stock Option plan, incorporated herein by reference to the Company's definitive Proxy Statement in connection with its annual meeting held on May 10, 1996

10.6              Purchase  Agreement dated as of April 13, 1998,  with
                  Milestone Technologies, Inc. (Exhibit to the Company's Form
                  8-K report dated April 24, 1998)

10.7              Purchase  Agreement dated as of November 17, 1998, with
                  SoftWorks International Consulting, Inc. (Exhibit to the
                  Company's Form 8-K report dated December 1, 1998)

10.8              Amendment agreement dated November 13, 1997, to Corporate
                  Revolving and Term Loan Agreement (Exhibit to the Company's
                  Form 10-K Report for the year ended December 28, 1997)

10.9      *       Amendment No.5 dated July 1, 1998, to Corporate Revolving
                  and Term Loan Agreement

13        *       1998 Annual Report to Shareholders

15        *       Letter regarding Unaudited Interim Financial Information

21        *       Subsidiaries of the Registrant - refer to inside back cover of the 1998 Annual Report to Shareholders (Exhibit 13 to this
                  10-K report)

23        *       Consent of KPMG LLP to incorporation of reports into Form
                  S-8 No. 33-48497 and No. 333-26007

27.1      *       Financial Data Schedule


---------------------
*    Filed herewith

(b) Two reports on Form 8-K were filed by the Company during 1998. The first was filed on April 24, 1998 during the quarter ended June 28, 1998, regarding the Company's acquisition of 100% of the common stock of Milestone Technologies, Inc. The second was filed on December 1, 1998 during the quarter ended December 27, 1998, regarded the acquisition of certain assets of SoftWorks International Consulting, Inc.

The Company will furnish, without charge to a security holder upon request, a copy of the documents portions of which are incorporated by reference herein and will furnish any other exhibit at cost.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                   Form 10-K
                               Items 8, 14(a)(1)

                                                                                                          Page Reference
                                                                                                        -------------------
                                                                                                         Annual     Form
                                                                                                         Report     10-K
                                                                                                        --------- ---------
The financial statements of the registrant and its
 subsidiaries required to be included in Item 8
 are listed below:

         Independent Auditors' Report                                                                   26

         Financial Statements:
         Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997                      16

         Consolidated Statements of  Earnings and Comprehensive Income for the years
         ended December 27, 1998, December 28, 1997 and December 29, 1996                               17

         Consolidated Statements of  Stockholders' Equity for the years ended December 27,
         1998, December 28, 1997 and December 29, 1996                                                  17

         Consolidated Statements of Cash Flows for the years ended December 27, 1998,
         December 28, 1997 and December 29, 1996                                                        18

         Notes to Consolidated Financial Statements                                                     19-25

         Supplemental information, Quarterly data                                                       27

The following consolidated financial statement schedules for the Registrant and its subsidiaries are included in Item 14(a)(1):


         Independent Auditors' Report                                                                               14

         Schedule:
         II - Valuation Account                                                                                     15

Schedules other than those listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the consolidated financial statements, including the notes thereto.

                          Independent Auditors' Report


The Board of Directors
C.H. Heist Corp.:



Under date of February 12, 1999, we reported on the consolidated financial statements of C. H. Heist Corp. and subsidiaries as listed in the accompanying index. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG LLP

Buffalo, New York
February 12, 1999

                                                                 SCHEDULE II

                       C. H. HEIST CORP. AND SUBSIDIARIES

                               VALUATION ACCOUNT

                                                                       Additions
                                                       Balance at      Charged to        Accounts         Balance
           Allowance for Doubtful                      Beginning        Cost and        Receivable         At end
                 Accounts:                             Of period        expenses       Written-off       Of period
                                                     -------------   -------------   ----------------  -------------

Year ended December 29, 1996                             $426,234         42,296          (9,219)       459,311

Year ended December 28, 1997                              459,311        274,903        (317,798)       416,416

Year ended December 27, 1998                              416,416         47,305         (33,577)       430,144


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March  9, 1999

                                      C. H. HEIST CORP.



                                     By:  /s/ Mark P. Kashmanian
                                         -------------------------------
                                          Mark P. Kashmanian
                                          Treasurer, Chief Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

C. H. HEIST CORP.


By:  /s/ Charles H. Heist                                              By:  /s/  John L. Rowley
    --------------------------------------                                 -------------------------------------------
     Charles H. Heist                                                       John L. Rowley, Director and Vice
     Chairman of the Board                                                  President-Finance, Chief Financial Officer
     and Chief Executive Officer


By:  /s/ W. David Foster
    --------------------------------------
     W. David Foster
     Director and President



By:  /s/ Ronald K. Leirvik                                             By:   /s/ Chauncey D. Leake, Jr.
    --------------------------------------                                 -------------------------------------------
     Ronald  K. Leirvik                                                     Chauncey D. Leake, Jr.
     Director                                                               Director



By:  /s/ Brian J. Lipke                                                By:  /s/ Charles E. Scharlau
    --------------------------------------                                 -------------------------------------------
     Brian J. Lipke                                                         Charles E. Scharlau
     Director                                                               Director



By:  /s/ Richard W. Roberson                                           By:    /s/ Donna R. Moore
    --------------------------------------                                 -------------------------------------------
     Richard W. Roberson                                                      Donna R. Moore
     Director                                                                 Director



March 9, 1999

                                 EXHIBIT INDEX



Exhibit                                                                                              Page or
Number             Description                                                                      Reference
3.1                Restated Certificate of Incorporation of
                   Registrant Dated January 19, 1983                                                    1

3.2                Certificate of amendment of Certificate of
                   Incorporation of the Registrant                                                      2

3.3                Amended By-laws of the Registrant adopted on
                   August 27, 1990                                                                      3

10.1               Business Loan Agreement with Manufacturers and
                   Traders Trust Company Dated December 22, 1994                                        4

10.2               Corporate Revolving Term Loan Agreement with
                   Manufacturers and traders Trust company Dated
                   August 21, 1995                                                                      7

10.3               Amendment to Corporate Revolving Term Loan
                   Agreement with Manufacturers and Traders Trust
                   Company dated October 25, 1996                                                       8

10.4               EVA Incentive Plan                                                                   5

10.5               Leveraged Stock Option Plan                                                          5

10.6               Purchase agreement dated April 13, 1998 with
                   Milestone Technologies, Inc.                                                         6

10.7               Purchase agreement dated November 17, 1998 with
                   SoftWorks International Consulting, Inc.                                             9

10.8               Amendment dated November 13, 1997 to the
                   Corporate Revolving and Term Loan Agreement                                          10

10.9               Amendment dated July 1, 1998 to the Corporate
                   Revolving and Term Loan Agreement                                                    11

13                 1998 Annual Report to Shareholders                                                   11

15                 Letter regarding Unaudited Interim Financial
                   Information                                                                          11

23                 Consent of KPMG LLP to incorporation
                   Of reports into Form S-8 No. 33-48497 and
                   No. 333-26007                                                                        11

27.1               Financial Data schedule                                                              11

-----------------


(1) Filed as an Exhibit to the Registrant's Form 10-K Report for the year ended June 25, 1989 and incorporated herein by reference.

(2) Filed as Appendix A to the Registrant's definitive Proxy Statement in connection with its Annual Meeting of Shareholders held on May 11, 1992.

(3) Filed as an Exhibit to the Registrant's Form 10-K Report for the year ended June 24, 1990 and incorporated herein by reference.

(4) Filed as an Exhibit to the Registrant's Form 10-K report for the period ended December 25, 1994 and incorporated herein by reference.

(5) Filed as part of Registrant's definitive Proxy statement in connection with its annual meeting of shareholders held on May 10,1997 and incorporated herein by reference.

(6)      Filed as an Exhibit to the Registrant's Form 8-K report dated April
         24, 1998 and incorporated herein by reference.

(7) Filed as an Exhibit to the Registrant's Form 10-K report for the period ended December 31, 1995 and incorporated herein by reference.

(8) Filed as an Exhibit to the Registrant's Form 10-K report for the period ended December 29, 1996 and incorporated herein by reference.

(9)      Filed as an Exhibit to the Registrant's Form 8-K report dated
         December 1, 1998 and  incorporated  herein by reference.

(10) Filed as an Exhibit to the Registrant's Form 10-K report for the period ended December 28, 1997 and incorporated herein by reference.

(11)     Filed as an Exhibit to this report.