Form 10-Q
period 1999-03-28
HEIST C H CORP
filed 1999-05-11
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 28, 1999.

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

                                Yes  X    No
                                    ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - April 16, 1999.

Common stock, $.05 par value                                 2,880,763
----------------------------                                 ---------
           (Class)                                      (Outstanding shares)

                       C.H. HEIST CORP. AND SUBSIDIARIES

                                     Index

Part I
     Financial Information
          Condensed Consolidated Balance Sheets - March 28, 1999 -               3
            (Unaudited) and December 27, 1998

          Condensed Consolidated Statements of Operations and Comprehensive      4
            Income (Loss) - (Unaudited) Thirteen week periods ended March 28,
            1999 and March 29, 1998

          Condensed Consolidated Statements of Cash Flows - (Unaudited)          5
            Thirteen week periods ended March 28, 1999 and March 29, 1998

          Notes to Condensed Consolidated Financial Statements                  6-8

          Independent Auditors' Review Report                                    9

          Management's Discussion and Analysis of Results of Operations        10-11
            and Financial Condition

Part II
          Other Information                                                     12

          Signatures                                                            13


                          Part I-Financial Information
                       C.H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                     March 28,          December 27,
                             Assets                                                    1999                 1998
                             ------                                                    ----                 ----
                                                                                   (Unaudited)
Current assets:
      Cash and cash equivalents                                                       $ 2,876              3,147
      Receivables                                                                      20,662             19,653
      Services in progress                                                              1,289              1,017
      Income taxes receivable                                                             250                 --
      Parts and supplies                                                                1,134              1,174
      Prepaid expenses                                                                  1,160                317
      Deferred income taxes                                                               627                626
                                                                                      -------             ------
           Total current assets                                                        27,998             25,934
                                                                                      -------             ------

Property, plant and equipment, at cost                                                 58,344             56,350
      Less accumulated depreciation                                                    40,340             38,996
                                                                                      -------             ------
           Net property, plant and equipment                                           18,004             17,354
                                                                                      -------             ------

Deferred income taxes                                                                     148                144
Intangible assets, net                                                                 10,419             10,471
Other assets                                                                              110                118
                                                                                      -------             ------
                                                                                      $56,679             54,021
                                                                                      =======             ======

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
      Current installments of long-term debt                                          $    75                  5
      Accounts payable                                                                  2,758              3,030
      Accrued expenses                                                                  5,607              5,788
      Income taxes payable                                                                 --                  1
                                                                                      -------             ------
           Total current liabilities                                                    8,440              8,824

Long-term debt, excluding current installments                                         19,085             16,050
Deferred incentive compensation                                                           746                869
Deferred income taxes                                                                     137                137
                                                                                      -------             ------
           Total liabilities                                                           28,408             25,880
                                                                                      -------             ------
Stockholders' equity (note 3):
      Common stock of $.05 par value. Authorized
         8,000,000 shares; issued 3,167,092 shares                                        158                158
      Additional paid-in capital                                                        4,283              4,278
      Retained earnings                                                                27,082             27,176
      Accumulated other comprehensive losses                                           (2,026)            (2,235)
                                                                                      -------             ------
                                                                                       29,497             29,377

      Less cost of common stock in treasury: 286,429 and
         288,754 shares for 1999 and 1998, respectively                                (1,226)            (1,236)
                                                                                      -------             ------
           Total stockholders' equity                                                  28,271             28,141
                                                                                      -------             ------
                                                                                      $56,679             54,021
                                                                                      =======             ======



See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                  (Unaudited)

                       (In thousands, except share data)

                                                                                    Thirteen             Thirteen
                                                                                   Week period          Week period
                                                                                      Ended                Ended
                                                                                    March 28,            March 29,
                                                                                      1999                 1998
                                                                                   -----------          -----------

Net service revenues                                                                $   36,101              28,168
Cost of services (note 1)                                                               26,283              20,569
                                                                                    ----------           ---------
          Gross profit                                                                   9,818               7,599
Selling, general and administrative expenses (note 1)                                    9,551               8,319
Amortization of intangible assets                                                          183                  77
                                                                                    ----------           ---------
          Operating income (loss)                                                           84                (797)
                                                                                    ----------           ---------

Other income (expense):
      Interest income                                                                       21                  32
      Interest expense                                                                    (259)               (137)
      Loss on disposal of property, plant and
          equipment, net                                                                    (7)                 (7)
      Miscellaneous, net                                                                   (11)                 19
                                                                                    ----------           ---------
          Total other income (expense), net                                               (256)                (93)
                                                                                    ----------           ---------
          Loss before income taxes                                                        (172)               (890)


Income tax benefit                                                                          78                 397
                                                                                    ----------           ---------
          Net loss                                                                  $      (94)               (493)
                                                                                    ==========           =========

Basic and diluted net loss per share                                                $     (.03)               (.17)
                                                                                    ==========           =========

Weighted average number of common shares outstanding                                 2,880,271           2,877,758
                                                                                    ==========           =========


          Net loss                                                                  $      (94)               (493)
Other comprehensive income, net of tax:
     Foreign currency translation adjustments                                              209                 112
                                                                                    ----------           ---------
          Comprehensive income (loss)                                               $      113                (381)
                                                                                    ==========           =========


See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                 (In thousands)

                                                                                    Thirteen             Thirteen
                                                                                   Week period          Week period
                                                                                      Ended                Ended
                                                                                    March 28,            March 29,
                                                                                      1999                 1998
                                                                                   -----------          -----------

Cash flows from operating activities:
      Net loss                                                                       $   (94)               (493)
      Adjustments to reconcile net loss to net cash
            provided (used) by operating activities:
            Depreciation of plant and equipment                                        1,229               1,280
            Amortization of intangible assets                                            183                  77
            Loss on disposal of property, plant
                  and equipment, net                                                       7                   7
            Stock compensation awards                                                     15                   8
            Changes in assets and liabilities (see below)                             (1,665)                193
                                                                                     -------              ------
                  Net cash provided (used) by operating activities                      (325)              1,072
                                                                                     -------              ------

Cash flows from investing activities:
      Additions to property, plant and equipment                                      (1,404)             (1,428)
      Proceeds from disposal of property, plant and equipment                              3                   4
     Acquisitions and earnout payments, net of cash acquired                          (1,319)               (264)
                                                                                     -------              ------
                  Net cash used in investing activities                               (2,720)             (1,688)
                                                                                     -------              ------

Cash flows from financing activities:
      Proceeds from bank line of credit borrowings                                     9,450               4,400
      Repayment of bank line of credit borrowings                                     (6,700)             (4,850)
      Repayment of other long-term debt                                                  (20)                 (9)
                                                                                     -------              ------
                  Net cash provided (used) by financing activities                     2,730                (459)
                                                                                     -------              ------
Effect of exchange rate changes on cash and cash equivalents                              44                  29
                                                                                     -------              ------
Net decrease in cash and cash equivalents                                               (271)             (1,046)
Cash and cash equivalents at beginning of period                                       3,147               2,948
                                                                                     -------              ------
Cash and cash equivalents at end of period                                           $ 2,876               1,902
                                                                                     =======              ======

Changes in assets and liabilities providing (using) cash:
      Receivables                                                                    $  (931)                593
      Services in progress                                                              (269)                355
      Income taxes receivable/payable, net                                              (253)               (953)
      Parts and supplies                                                                  41                  17
      Prepaid expenses                                                                  (842)               (323)
      Other assets                                                                         8                 (58)
      Accounts payable                                                                  (290)                 53
      Accrued expenses                                                                   996                 523
      Deferred incentive compensation                                                   (125)                (14)
                                                                                     -------              ------
                  Total                                                              $(1,665)                193
                                                                                     =======              ======


See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. In the opinion of management of C.H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of March 28, 1999 and the results of its operations and cash flows for the thirteen week periods ended March 28, 1999 and March 29, 1998.

2. The results of operations for the thirteen-week period ended March 28, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the thirteen week period ended March 28, 1999 are summarized as follows (in thousands, except shares):

                                                                            Accumulated
                                               Additional                      other                                     Total
                                    Common      paid-in       Retained     comprehensive        Treasury Stock        stockholders'
                                    stock       capital       earnings        losses        Shares         Amount        equity
                                    ------     ----------     --------     -------------    -------       --------    -------------
  Balance at December 27, 1998      $158         $4,278        $27,176        $(2,235)      288,754       $(1,236)       $28,141
  Net loss                            --             --            (94)            --            --            --            (94)
  Foreign currency translation
      Adjustment                      --             --             --            209            --            --            209
  Stock compensation awards           --              5             --             --        (2,325)           10             15
                                    ----         ------        -------        -------       -------       -------        -------
  Balance at March 28, 1999         $158         $4,283        $27,082        $(2,026)      286,429       $(1,226)       $28,271
                                    ====         ======        =======        =======       =======       =======        =======


    Accumulated other comprehensive losses consist solely of equity adjustments from foreign currency translation.

4. For the 13 week period ended March 28, 1999, 74,117 additional stock options were granted and no stock options expired. As of March 28, 1999 and December 27, 1998, the Company had exercisable options outstanding to employees to purchase 166,088 common shares at prices ranging from $6.94 to $10.13 per share.

5. The Company has two professional service segments: staffing and industrial maintenance services. Staffing services are provided on a temporary and contract basis to businesses in clerical, light industrial and technology professional sectors throughout the eastern United States and select southwestern U.S. markets. Industrial maintenance services a wide range of industries by providing hydroblasting, painting, sandblasting, and vacuuming of industrial wastes throughout the eastern United States and Canada. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segment data is as follows (in thousands):

                       C.H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 (In thousands)

                                                                                    Thirteen             Thirteen
                                                                                   Week period          Week period
                                                                                      Ended                Ended
                                                                                    March 28,            March 29,
                                                                                      1999                 1998
                                                                                   -----------          -----------

      Staffing services:
         Net revenues                                                                $21,682              15,686

         Intersegment revenues                                                            31                  33
                                                                                     -------              ------

               Total revenues                                                         21,713              15,719
         Cost of services                                                             16,769              12,144
         Selling, general & administrative:
            Operations                                                                 3,592               2,649
            Allocated overhead                                                           842                 815
                                                                                     -------              ------

               Total selling general & administrative                                  4,434               3,464
         Amortization                                                                    181                  70
         Operating income                                                                298                   8
         Depreciation                                                                    145                  90
         Assets                                                                       25,470              12,748
         Capital expenditures and acquisitions                                       $ 1,641                 368
                                                                                     =======              ======

      Industrial maintenance services:
         Net revenues                                                                $14,419              12,482
         Cost of services                                                              9,514               8,425
         Selling, general & administrative:
            Operations                                                                 3,582               3,290
            Overhead                                                                   1,535               1,565
                                                                                     -------              ------

               Total selling general & administrative                                  5,117               4,855
         Amortization                                                                      2                   7
         Operating loss                                                                 (214)               (805)
         Depreciation                                                                  1,084               1,190
         Assets                                                                       30,222              28,931
         Capital expenditures                                                        $ 1,082               1,323
                                                                                     =======              ======

      Corporate assets                                                               $   987               1,437
                                                                                     =======              ======
      Consolidated:
         Net revenues                                                                $36,101              28,168
         Cost of services                                                             26,283              20,569
         Selling, general & administrative                                             9,551               8,319
         Amortization                                                                    183                  77
         Operating income (loss)                                                          84                (797)
         Other expense, net                                                             (256)                (93)
         Loss before income taxes                                                       (172)               (890)
         Depreciation                                                                  1,229               1,280
         Assets                                                                       56,679              43,116
         Capital expenditures and acquisitions                                       $ 2,723               1,691
                                                                                     =======              ======


                       C.H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


6. On April 13, 1998, Ablest Service Corp., a wholly owned subsidiary of C.H. Heist Corp. acquired one hundred percent of the stock of Milestone Technologies, Inc. ("Milestone") for approximately $6.6 million paid in cash to the shareholders at closing and agreed to pay additional consideration based on the achievement of certain pre-established earning targets for 1998. Milestone provides information technology staffing services in the Phoenix, Arizona metropolitan area and had fiscal 1997 revenues of approximately $9.0 million. The purchase price was determined through negotiations and has been assigned to the fair value of the assets and liabilities acquired with the excess being assigned to goodwill.

    Pro Forma Condensed Combined Financial Information - (Unaudited) thirteen week period ended March 29, 1998.

          The unaudited pro forma condensed combined financial information reflects the pro forma results of operations of the Company for the thirteen week period March 29, 1998 assuming the acquisition of Milestone had been consummated as of the beginning of the periods presented.

          Milestone uses a November 30th fiscal year end and therefore the accompanying unaudited pro forma financial information include their results of operations for comparable periods. Those periods include the historical results of operations for the thirteen-week period ended February 28, 1998.

          The purchase method of accounting has been used for this acquisition and in the preparation of the pro forma condensed combined financial information. Management believes that the assumptions used in preparing this unaudited pro forma condensed combined financial information provide a reasonable basis of presenting all of the significant effects of the acquisition of Milestone. The pro forma condensed combined financial information does not purport to be indicative of the actual results that would have occurred had the acquisition been consummated on or as of the date assumed, and are not necessarily indicative of the future results of operations which will be obtained as a result of the acquisition.

                                                                                    Thirteen
                                                                                   Week period
                                                                                      Ended
                                                                                    March 28,
                                                                                      1999
                                                                                   -----------

Net service revenues                                                                 31,007
Net loss                                                                               (433)
Basic and diluted loss per share                                                       (.15)


                      Independent Auditors' Review Report


The Board of Directors and Stockholders
C.H. Heist Corp:

We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of March 28, 1999 and the related condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen-week periods ended March 28, 1999 and March 29, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of December 27, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year ended (not presented herein); and in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






Buffalo, New York                                 KPMG LLP
April 24, 1999

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations:

Net service revenue increased by $7.9 million or 28.2% to $36.1 million from $28.2 million for the fiscal quarter ended March 28, 1999 compared to the same fiscal quarter one year ago.

Service revenues in the Company's Staffing Services segment, Ablest Service Corp., increased by $6.0 million or 38.2% to $21.7 million from $15.7 million for the current fiscal quarter as compared to the same fiscal quarter one year ago. This segment's commercial staffing division increased service revenues by $2.3 million or 17.4% over the same fiscal period one year ago. Increased revenues from existing customers, greater market penetration in established offices and new office openings in the current and prior fiscal years, spurred this increase. Service revenues in information technology staffing increased by $3.7 million or 154.3% over the same fiscal period one year ago. This growth was predominately achieved through acquisitions that were made in the Company's second and fourth quarters of 1998. These service revenues accounted for 28.0% of total revenues in the Staffing Services segment for this period.

Service revenues in the Company's industrial maintenance services segment increased by $1.9 million or 15.5% to $14.4 million from $12.5 million during the current fiscal period as compared to one year ago. Service revenues in the Canadian subsidiary, C.H. Heist, Ltd., declined by $126,000 or 2.6% when measured in their domestic currency, the Canadian dollar. However, due to the continued weakness of the Canadian dollar, once converted to the Company's base currency, the U.S. dollar, service revenues were down approximately $263,000. In this segment's U.S. operation, service revenues increased by $2.2 million or 24.2% over the same fiscal quarter, one year ago. This increase was due to revenues generated by a major refinery turnaround in the Northern/Mid-Atlantic region and also from numerous smaller turnarounds in the company's Southern region. Service revenues in the Southern region have increased by 58.7% over the same period one year ago. This increase is attributed to the opening of a new office late in the prior fiscal year and greater market penetration in existing offices.

Gross profit (margin) increased by $2.2 million or 29.2% and as a percentage of service revenues to 27.2% from 27.0% for the current fiscal quarter compared to the same period one year ago.

Gross profit (margin) in the Company's staffing services segment increased by $1.4 million or 38.7% and as a percentage of service revenues, increased to 22.7% from 22.6% for the current fiscal quarter compared to the same quarter one year ago. Contributing to this increase was the improvement in the gross profit percentage of this segment's commercial staffing division which increased to 22.5% from 22.2% for the current fiscal quarter compared to one year ago. Contributing to this increase is a corporate strategy to increase margins while continuing to focus on customer service and service excellence.

Gross profit (margin) in the Company's industrial maintenance segment improved by approximately $848,000 or 20.9% and as a percentage of service revenues to 34.0% from 32.5% for the current fiscal quarter compared to one year earlier. Leading the improvement in both gross profit dollars and percentages was the successful performance of the refinery turnaround, noted previously, that came in on time and under budget despite working through severe winter weather. Also contributing greatly to this improvement was the increased gross profit generated by this segment's Southern region which was the result of the large increase in revenues generated by this region.

Selling, general and administrative expenses increased by $1.3 million or 15.9% to $9.7 million from $8.4 million, during the current fiscal quarter compared to one year ago. As a percentage of service revenues, selling, general and administrative expenses decreased to 27.0% from 29.8%.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling, general and administrative expenses for the Company's staffing services segment increased by approximately $1.1 million but decreased as a percentage of service revenues to 21.3% from 22.6% for the current fiscal period compared to one year ago. Cost associated with new office openings, acquisitions that occurred in the prior fiscal year, and amortization expense from the intangible assets associated with those acquisitions all contributed to this increase.

Other expenses net, increased by $163,000 or 175.3% during the current fiscal quarter and year to date period, compared to one year ago. Contributing to this increase was an increase in interest expense of approximately $122,000 due to a higher level of borrowings associated with the acquisitions made in the prior fiscal year. In addition there was a reduction of approximately $11,000 in interest earned by the Company's Canadian subsidiary due to decline in the interest rate received on investments in Canada.

The effective tax rate for the current fiscal quarter is a benefit of 45.3%. The effective tax rates are affected by the multiple taxing jurisdictions in which the company operates.

Financial Condition:

The quick ratio improved to 2.9 to 1 compared to 2.7 to 1 and the current ratio improved to 3.3 to 1 compared to 2.9 to 1 for the period ended March 28, 1999 and December 27, 1998, respectively. Net working capital increased by $2.4 million of which approximately $1.3 million is attributable to an increase in receivables and approximately $840,000 is the result of an increase in prepaid expenses. The increase in receivables is primarily the result of the increased service revenues noted previously while the increase in prepaid expenses is the result of the renewal of our insurance program for 1999. Components of the insurance program are prepaid at the beginning of each year and then allocated out during the 12-month effective term of the respective policies. Reference should be made to the statement of cash flows, which details the sources and uses of cash.

         Open credit commitments as of March 28, 1999 were $5.9 million. The Company also has $330,000 (the U.S. dollar equivalent) available for C.H. Heist Ltd., the Company's Canadian subsidiary.

Capital expenditures for the current fiscal quarter were $1.8 million, inclusive of $376,000 in capital leases. Of this amount, $951,000 was for additions to the mobile equipment fleet, $215,000 was for computer hardware, software, office automation and communication systems, $180,000 was for new facilities and the remainder was for other equipment. Open commitments at March 28, 1999 were $487,000, of which $181,000 was for new mobile equipment, $206,000 was for new facilities, $8,000 was for computer equipment and the balance for other equipment.


Impact of Year 2000 Readiness:

Items disclosed herein constitute "Y-2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

Over the past year and a half, the Company has undertaken an extensive review of its internal systems and has completed an applications upgrade to its integrated accounting programs that make them Y2K ready. The term "Y2K ready" as used in this document means that the relevant hardware, software, embedded chips or interfaces referenced herein will correctly process, provide and receive date sensitive data within and between the 20th and 21st centuries. The Company is currently upgrading operating systems at all of its remote locations. The Company is also currently in the process of assessing external and third party reliance for those suppliers of critical services that the Company relies on. It is anticipated that this final phase will be completed by the end of the second quarter of 1999. The upgrade to the various applications did not result in additional expense, as they were part of the normal maintenance and support fees that are incurred on an ongoing basis.

                           Part II-Other Information


Item 6 Exhibits and Reports on Form 8-K

    (A)  Exhibit 27.1 Financial Data Schedules

    (B) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 28, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          C.H. Heist Corp.
                                          (Registrant)



Date     May 10, 1999                     /s/ Mark P. Kashmanian
    -----------------------               ------------------------------
                                              Mark P. Kashmanian
                                              Chief Accounting Officer