Form 10-Q
period 1999-06-27
HEIST C H CORP
filed 1999-08-11
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended June 27, 1999.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

Commission file number 0-7907

C.H. Heist Corp.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

           New York                                    16-0803301
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

      810 North Belcher Road
        Clearwater, Florida                               33765
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                  727-461-5656
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                               Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - July 23, 1999.

    Common stock, $.05 par value                             2,881,038
    ----------------------------                       --------------------
              (Class)                                  (Outstanding shares)

                       C.H. HEIST CORP. AND SUBSIDIARIES

                                     Index

Part I
      Financial Information
            Condensed Consolidated Balance Sheets - June 27, 1999 -
              (Unaudited) and December 27, 1998                             3

            Condensed Consolidated Statements of Operations and
              Comprehensive Income - (Unaudited) Thirteen and
              twenty-six week periods ended  June 27, 1999 and
              June 28, 1998                                                 4

            Condensed Consolidated Statements of Cash Flows -
              (Unaudited) Twenty-six week periods ended
              June 27, 1999 and June 28, 1998                               5

            Notes to Condensed Consolidated Financial Statements          6 - 8

            Independent Auditors' Review Report                             9

            Management's Discussion and Analysis of Results of
              Operations and Financial Condition                          10-12

Part II
            Other Information                                              13

            Signatures                                                     14

                                   * * * * *

                          Part I-Financial Information
                       C.H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)


                                                                      June 27,   December 27,
                              Assets                                    1999         1998
                                                                    -----------  ------------
                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                       $  1,510         3,147
     Receivables                                                       20,492        19,653
     Services in progress                                               1,453         1,017
     Income taxes receivable                                              592            --
     Parts and supplies                                                 1,136         1,174
     Prepaid expenses                                                   1,037           317
     Deferred income taxes                                                628           626
                                                                     --------      --------
                      Total current assets                             26,848        25,934
                                                                     --------      --------

Property, plant and equipment, at cost                                 60,069        56,350
     Less accumulated depreciation                                     41,523        38,996
                                                                     --------      --------
                      Net property, plant and equipment                18,546        17,354
                                                                     --------      --------
Deferred income taxes                                                     152           144
Intangible assets, net                                                 10,283        10,471
Other assets                                                              130           118
                                                                     --------      --------
                                                                     $ 55,959        54,021
                                                                     ========      ========

              Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of long-term debt                          $    194             5
     Accounts payable                                                   2,500         3,030
     Accrued expenses                                                   5,832         5,788
     Income taxes payable                                                  --             1
                                                                     --------      --------
                      Total current liabilities                         8,526         8,824

Long-term debt, excluding current installments                         17,978        16,050
Deferred incentive compensation                                           900           869
Deferred income taxes                                                     137           137
                                                                     --------      --------
                     Total liabilities                                 27,541        25,880
                                                                     --------      --------
Stockholders' equity (note 3):
     Common stock of $.05 par value. Authorized
        8,000,000 shares; issued 3,167,092 shares                         158           158
     Additional paid-in capital                                         4,283         4,278
     Retained earnings                                                 26,950        27,176
     Accumulated other comprehensive losses                            (1,748)       (2,235)
                                                                     --------      --------
                                                                       29,643        29,377
     Less cost of common stock in treasury: 286,329 and
     288,754 shares for 1999 and 1998, respectively                    (1,225)       (1,236)
                                                                     --------      --------
                     Total stockholders' equity                        28,418        28,141
                                                                     --------      --------
                                                                     $ 55,959        54,021
                                                                     ========      ========

See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

    Condensed Consolidated Statements of Operations and Comprehensive Income
                                  (Unaudited)

                (In thousands, except share and per share data)


                                                             Thirteen           Thirteen          Twenty-six         Twenty-six
                                                           week period        week period        week period        week period
                                                              Ended              ended              ended              ended
                                                             June 27,           June 28,           June 27,           June 28,
                                                               1999               1998               1999               1998
                                                           -----------        -----------        -----------        -----------
Net service revenues                                       $    36,686             34,136             72,787             62,304
Cost of services                                                26,993             24,064             53,276             44,633
                                                           -----------        -----------        -----------        -----------
                 Gross profit                                    9,693             10,072             19,511             17,671
Selling, general and administrative
            expenses                                             9,702              8,493             19,253             16,812
Amortization of intangible assets                                  182                141                365                218
                                                           -----------        -----------        -----------        -----------
                 Operating income (loss)                          (191)             1,438               (107)               641
                                                           -----------        -----------        -----------        -----------
Other income (expense):
     Interest income                                                15                 15                 36                 47
     Interest expense                                             (279)              (247)              (538)              (384)
     Gain (loss) on disposal of property, plant and
            equipment, net                                          19                (29)                13                (36)
     Miscellaneous, net                                             50                 96                 38                115
                                                           -----------        -----------        -----------        -----------
                 Total other income (expense), net                (195)              (165)              (451)              (258)
                                                           -----------        -----------        -----------        -----------

                 Earnings (loss) before income taxes              (386)             1,273               (558)               383

Income tax expense (benefit)                                      (254)               570               (332)               173
                                                           -----------        -----------        -----------        -----------
                 Net earnings (loss)                              (132)               703               (226)               210
                                                           ===========        ===========        ===========        ===========

Basic and diluted net earnings (loss) per share            $      (.05)               .24               (.08)               .07
                                                           ===========        ===========        ===========        ===========
Weighted average number of common shares
            outstanding                                      2,880,747          2,877,953          2,880,509          2,877,856
                                                           ===========        ===========        ===========        ===========

                 Net earnings (loss)                       $      (132)               703               (226)               210
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                      278               (305)               487               (193)
                                                           -----------        -----------        -----------        -----------
                 Comprehensive income                      $       146                398                261                 17
                                                           ===========        ===========        ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                       C. H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                (In thousands)


                                                                                Twenty-six week        Twenty-six week
                                                                                 period ended           period ended
                                                                                 June 27, 1999          June 28, 1998
                                                                                ---------------        ---------------
Cash flows from operating activities:
     Net earnings (loss)                                                           $   (226)                   210
     Adjustments to reconcile net earnings (loss) to net cash
          provided by operating activities:
          Depreciation of plant and equipment                                         2,532                  2,602
          Amortization of intangible assets                                             365                    218
          Gain (loss) on disposal of property, plant
               and equipment, net                                                       (13)                    36
          Stock compensation awards                                                      16                      8
          Changes in assets and liabilities (see below)                              (1,744)                (1,284)
                                                                                   --------               --------
               Net cash provided by operating activities                                930                  1,790
                                                                                   --------               --------
Cash flows from investing activities:
     Additions to property, plant and equipment                                      (2,502)                (3,202)
     Proceeds from disposal of property, plant and equipment                             39                     42
     Acquisitions and earnout payments, net of cash acquired                         (1,319)                (6,257)
                                                                                   --------               --------
               Net cash used in investing activities                                 (3,782)                (9,417)
                                                                                   --------               --------
Cash flows from financing activities:
     Proceeds from bank line of credit borrowings                                    12,700                 17,250
     Repayment of bank line of credit borrowings                                    (11,500)               (10,150)
     Repayment of other long-term debt                                                  (70)                   (19)
                                                                                   --------               --------
               Net cash provided (used) by financing activities                       1,130                 (7,081)
                                                                                   --------               --------
Effect of exchange rate changes on cash and cash equivalents                             85                    (27)
                                                                                   --------               --------
Net decrease in cash and cash equivalents                                            (1,637)                  (573)
Cash and cash equivalents at beginning of period                                      3,147                  2,948
                                                                                   --------               --------
Cash and cash equivalents at end of period                                         $  1,510                  2,375
                                                                                   ========               ========
Changes in assets and liabilities providing (using) cash:
     Receivables                                                                   $   (663)                  (802)
     Services in progress                                                              (418)                  (591)
     Income taxes receivable/payable, net                                              (595)                  (724)
     Parts and supplies                                                                  41                     97
     Prepaid expenses                                                                  (715)                  (224)
     Other assets                                                                       (11)                     5
     Accounts payable                                                                  (570)                   (58)
     Accrued expenses                                                                 1,159                  1,032
     Deferred incentive compensation                                                     28                    (19)
                                                                                   --------               --------
          Total                                                                    $ (1,744)                (1,284)
                                                                                   ========               ========
Supplemental schedule of non-cash investing and financing activities:
          Leases capitalized                                                       $    988                     --
                                                                                   ========               ========

See accompanying notes to condensed consolidated financial statements

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management of C. H. Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of June 27, 1999 and the results of its operations for the thirteen and twenty-six week periods ended June 27, 1999 and June 28, 1998 and cash flows for the twenty-six week periods ended June 27, 1999 and June 28, 1998. The financial statements have been prepared using the same accounting policies used in preparation of the December 27, 1998 statements. The financial statements included herein should be read in conjunction with those statements and notes thereto.

2. The results of operations for the thirteen and twenty-six week periods ended June 27, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the twenty-six week period ended June 27, 1999 are summarized as follows (in thousands, except shares):

                                                                        Accumulated
                                              Additional                   Other                                     Total
                                  Common       paid-in     Retained    Comprehensive    Treasury       Stock     stockholders'
                                  stock        capital     earnings        Losses        Shares        Amount       equity
                                 --------     --------    ----------   -------------  -----------    ---------   -------------
Balance at December 27, 1998     $    158     $  4,278     $ 27,176      $ (2,235)      288,754      $ (1,236)     $ 28,141
Net loss                               --           --         (226)           --            --            --          (226)
Foreign currency translation
    Adjustment                         --           --           --           487            --            --           487
Stock compensation awards              --            5           --            --        (2,425)           11            16
                                 --------     --------     --------      --------      --------      --------      --------
Balance at June 27, 1999         $    158     $  4,283     $ 26,950      $ (1,748)      286,329      $ (1,225)     $ 28,418
                                 ========     ========     ========      ========      ========      ========      ========

   Accumulated other comprehensive losses consist solely of equity adjustments from foreign currency translation.

4. For the twenty-six week period ended June 27, 1999, 74,117 additional stock options were granted and no stock options expired. As of June 27, 1999 and December 27, 1998, the Company had exercisable options outstanding to employees to purchase 166,088 common shares at prices ranging from $6.94 to $10.13 per share.

5. In 1999 the Company announced its intention to terminate and settle the obligations of its qualified noncontributory defined benefit pension plans covering substantially all of its non-bargaining unit personnel in the United States, and as such has frozen benefits. Since accurate actuarial computations are not yet available the Company has yet to record the effect of the curtailment of the plans. Preliminary estimates from the actuaries indicate that the Company may recognize pre tax curtailment gains ranging between $150,000 and $250,000 during 1999. The actual settlement of the obligations is not expected to be complete before the end of the current fiscal year. The net assets of the plans will be allocated, as prescribed by ERISA and its related regulations. At this time management does not foresee that the plans' settlements will have a material adverse effect on the Company's financial condition or liquidity.

6. The Company has two professional service segments: staffing and industrial maintenance services. Staffing services are provided on a temporary and contract basis to businesses in clerical, light industrial and technology professional sectors throughout the eastern United States and select southwestern U.S. markets. Industrial maintenance services a wide range of industries by providing hydroblasting, painting, sandblasting, and vacuuming of industrial wastes throughout the eastern United States and Canada. Operating segment data is as follows (in thousands):

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                 (In thousands)


                                                       Thirteen           Thirteen        Twenty-six        Twenty-six
                                                      week period       week period       week period       week period
                                                         Ended             ended            ended              Ended
                                                        June 27,          June 28,         June 27,           June 28,
                                                         1999               1998             1999               1998
                                                      -----------       -----------       -----------       -----------
Staffing services:
   Net revenues                                        $ 23,262            18,812            44,944            34,498
   Intersegment revenues                                     30                21                61                54
                                                       --------          --------          --------          --------
     Total revenues                                      23,292            18,833            45,005            34,552
   Cost of services                                      17,970            14,363            34,739            26,507
   Selling, general & administrative:
     Operations                                           3,873             2,754             7,465             5,403
     Allocated overhead                                     733               816             1,575             1,631
                                                       --------          --------          --------          --------
        Total selling general & administrative            4,606             3,570             9,040             7,034
   Amortization                                             181               133               362               203
   Operating income                                         505               746               803               754
   Depreciation                                             174                99               319               189
   Assets                                                25,155            10,613            25,155            10,613
   Capital expenditures and acquisitions                    247             6,240             1,888             6,608
                                                       ========          ========          ========          ========
Industrial maintenance services:
   Net revenues                                        $ 13,424            15,324            27,843            27,806
   Cost of services                                       9,023             9,701            18,537            18,126
   Selling, general & administrative:
     Operations                                           3,518             3,421             7,100             6,711
     Overhead                                             1,578             1,502             3,113             3,067
                                                       --------          --------          --------          --------
        Total selling general & administrative            5,096             4,923            10,213             9,778
   Amortization                                               1                 8                 3                15
   Operating income (loss)                                 (696)              692              (910)             (113)
   Depreciation                                           1,129             1,223             2,213             2,413
   Assets                                                30,125            41,116            30,125            41,116
   Capital expenditures                                $    851             1,528             1,933             2,851
                                                       ========          ========          ========          ========

Corporate assets                                       $    679               678               679               678
                                                       ========          ========          ========          ========
Consolidated:
   Net revenues                                        $ 36,686            34,136            72,787            62,304
   Cost of services                                      26,993            24,064            53,276            44,633
   Selling, general & administrative                      9,702             8,493            19,253            16,812
   Amortization                                             182               141               365               218
   Operating income (loss)                                 (191)            1,438              (107)              641
   Other expense, net                                      (195)             (165)             (451)             (258)
   Earnings (loss) before income taxes                     (386)            1,273              (558)              383
   Depreciation                                           1,303             1,322             2,532             2,602
   Assets                                                55,959            52,407            55,959            52,407
   Capital expenditures and acquisitions               $  1,098             7,768             3,821             9,459
                                                       ========          ========          ========          ========

                       C. H. HEIST CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

7. On April 13, 1998, Ablest Service Corp., a wholly owned subsidiary of C. H. Heist Corp. acquired one hundred percent of the stock of Milestone Technologies, Inc. ("Milestone") for approximately $6.6 million paid in cash to the shareholders at closing and agreed to pay additional consideration based on the achievement of certain pre-established earning targets for 1998. Milestone provides information technology staffing services in the Phoenix, Arizona metropolitan area and had fiscal 1997 revenues of approximately $9.0 million. The purchase price was determined through negotiations and has been assigned to the fair value of the assets and liabilities acquired with the excess being assigned to goodwill.

   Pro Forma Condensed Combined Financial Information - (Unaudited) thirteen and twenty-six week periods ended June 28, 1998.

         The unaudited pro forma condensed combined financial information reflects the pro forma results of operations of the Company for the thirteen and twenty-six week periods ended June 28, 1998 assuming the acquisition of Milestone had been consummated as of the beginning of the periods presented.

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

                                               Thirteen            Twenty-six
                                              week period         week period
                                                 ended               ended
                                               June 28,             June 28,
                                                 1998                 1998
                                              -----------         -----------
Net service revenues                           $  34,136             65,143
Net earnings                                         703                270
Basic and diluted earnings per share           $     .24                .09

                      Independent Auditors' Review Report

The Board of Directors and Stockholders
C.H. Heist Corp:

We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of June 27, 1999 and the related condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen and twenty-six week periods ended June 27, 1999 and June 28, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of December 27, 1998, and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Buffalo, New York                                           KPMG LLP
July 23, 1999

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net service revenue increased by $2.6 million or 7.5% to $36.7 million from $34.1 million and by $10.5 million or 16.8% to $72.8 million from $62.3 million for the second fiscal quarter and year to date period, respectively.

Net service revenue in the Company's staffing services segment, Ablest Service Corp., increased by $4.5 million or 23.7% to $23.3 million and by $10.4 million or 30.3% to $44.9 million for the current fiscal quarter and year to date periods, compared to the same periods one year ago. Increased revenues from existing customers, greater market penetration in established offices and new office openings in the current and prior fiscal years, all contributed to this increase.

Net service revenues in the Company's industrial maintenance segment decreased by $1.9 million or 12.4% to $13.4 million from $15.3 million for the current fiscal quarter as compared to one year ago. Net service revenues for the fiscal year to date period remained slightly ahead of the prior year by $37,000 or
 .1%, at $27.8 million. The decline in service revenues during the Company's second fiscal quarter was primarily due to the strong demand and higher prices for gasoline and other petroleum based products. This caused refineries to operate at capacity and to postpone plant turnarounds and major maintenance projects until later in the year. The slight increase in year to date service revenues is primarily the result of the opening of a new office in this segment's Gulf Coast Region (formerly known as the Southern Region) and turnarounds during the Company's first fiscal quarter.

Gross profit on a consolidated basis decreased by $379,000 or 3.8% during the current fiscal quarter, but are ahead of the prior fiscal year to date period by $1.8 million or 10.4%. Gross profit as a percentage of service revenues decreased to 26.4% from 29.5% and to 26.8% from 28.4% for the fiscal quarter and year to date periods, respectively.

Gross profit dollars in the staffing services segment increased while as a percentage of service revenues, gross profit decreased to 22.8% from 23.7% and to 22.7% from 23.2% for the current fiscal quarter and year to date periods, respectively. The decrease in gross profit percentages was primarily the result of a reduction in the volume of permanent placement fees generated by the technology staffing division during the current fiscal year as compared to one year ago.

Gross profit in the industrial maintenance segment decreased by $1.2 million or 21.7% to $4.4 million from $5.6 million and by $374,000 or 3.9% to $9.3 million from $9.7 million for the current fiscal quarter and year to date periods, respectively. As a percentage of service revenues, gross profit declined to 32.8% from 36.7% and to 33.4% from 34.8% for the same respective periods. Contributing to this decline in both gross profit dollars and percentages were increased costs associated with painting services, primarily in the Company's Canadian subsidiary, C. H. Heist, Ltd. This increase was partially due to the requirement that the Company act as a general contractor for outside services, such as scaffolding, on the major bridge coating services it is performing in the current year as opposed to prior years where the Company was a sub-contractor and was only responsible for its respective painting services. Mark-ups on outside services are normally limited by contract from 5% to 15%. Also contributing to the decline in gross profit percentages was increased labor costs in offices covered by collective bargaining agreements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   Continued,

Selling, general and administrative expenses, including amortization expenses, increased by $1.3 million or 14.3% and by $2.6 million or 15.2% for the current fiscal quarter and year to date periods, respectively.

Selling, general and administrative expenses in the staffing services segment increased by $1.1 million or 29.3% and by $2.2 million or 29.9% for the current fiscal quarter and year to date periods, respectively. Increased costs and amortization expense associated with prior year acquisitions and costs associated with new office openings, contributed to this increase. Also impacting selling, general and administrative expense was a reserve for approximately $130,000 for a customer that filed for Chapter 11 bankruptcy protection in the current fiscal quarter.

Selling, general and administrative expenses in the Company's industrial maintenance divisions increased by approximately $166,000 or 3.4% and by approximately $423,000 or 4.3% for the current fiscal quarter and year to date periods, respectively. The increase in selling, general and administrative expense is predominately the result of increased costs associated with the opening of a new industrial maintenance service office and with costs associated with the closing of two offices in Canada.

Other expenses net, increased by approximately $30,000 or 18.2% and by approximately $193,000 or 74.8% for the current fiscal quarter and year to date period, respectively. Contributing to this was an increase in interest expense of approximately $32,000 for the current quarter and approximately $154,000 for the year to date periods. These increases were the result of the higher level of borrowings associated with prior year acquisitions.

The effective tax rate for the current fiscal quarter is a benefit of 65.8% and for the fiscal year to date period is a benefit of 59.5%. The effective tax rate is the result of the consolidation of effective tax rates from the various divisions of the Company including the Company's Canadian subsidiary and the U.
S. industrial maintenance division, which is in a loss position for the current quarter and year to date periods.

Financial Condition

The quick ratio improved to 2.8 to 1 compared to 2.7 to 1 and the current ratio improved to 3.1 to 1 compared to 2.9 to 1 for the period ended June 27, 1999 and December 27, 1998, respectively. Net working capital improved by $1.2 million of which approximately $1.1 million is attributable to an increase in receivables, over $700,000 is the result of an increase in prepaid expenses and approximately $590,000 represents an increase in income taxes receivable. These increases were partially offset by a decrease in cash and cash equivalents of approximately $1.6 million. The increase in trade receivables is primarily the result of the increased service revenues noted previously in the staffing services segment while the increase in prepaid expenses is the result of the renewal of insurance programs for 1999. Reference should be made to the statement of cash flows, which details the sources and uses of cash.

Our credit commitments as of June 27, 1999 were approximately $6.8 million. The Company also has approximately $341,000 (the U. S. dollar equivalent) available for C. H. Heist, Ltd., the Company's Canadian subsidiary.

Capital expenditures for the current fiscal quarter were $1.7 million, including $612,000 in capital leases. Of this amount $1.0 million was for additions to the mobile equipment fleet, $272,000 was new facilities, $212,000 for computer hardware, software, office automation and communications systems and the remainder was for other equipment. Open commitments at June 27, 1999 were $181,000, of which $129,000 was for additions to the mobile fleet and the rest was for other equipment.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   Continued,

Impact of Year 2000 Readiness:

Items disclosed herein constitute "Y-2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

Throughout the past two years, the Company has undertaken an extensive review of its internal systems and has completed an applications upgrade to its integrated accounting programs that make them Y2K ready. The term "Y2K ready" as used in this document means that the relevant hardware, software, embedded chips or interfaces referenced herein will correctly process, provide and receive date sensitive data within and between the 20th and 21st centuries. The Company is currently assessing and upgrading operating systems at all of its remote locations. The assessment phase has been completed and it is anticipated that all applicable upgrades or equipment replacements will be completed by the end of the third quarter of 1999. The upgrade to the various applications did not result in additional expense, as they were part of the normal maintenance and support fees that are incurred on an ongoing basis. The Company is also currently in the process of assessing external and third party compliance for those suppliers of critical services that the Company relies on.

                           Part II-Other Information

Item 6 Exhibits and Reports on Form 8-K

         (A) Exhibit 15 Letter Regarding Unaudited Interim Financial
             Information

         (B) Exhibit 27.1 Financial Data Schedules

         (C) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      C.H. Heist Corp.

                                                      (Registrant)

Date August 9, 1999                                   /s/ Mark P. Kashmanian
     --------------                                   ------------------------
                                                      Mark P. Kashmanian
                                                      Chief Accounting Officer