Form 10-Q
period 1999-09-26
HEIST C H CORP
filed 1999-11-05
CIK 46653

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 26, 1999.

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
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


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

                             Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date -Oct. 14, 1999.

         Common stock, $.05 par value                   2,881,288
         ----------------------------                   ---------
                     (Class)                       (Outstanding shares)

                       C.H. HEIST CORP. AND SUBSIDIARIES

                                     Index
Part I
     Financial Information
         Condensed Consolidated Balance Sheets - September 26, 1999 -
           (Unaudited) and December 27, 1998                                  3

         Condensed Consolidated Statements of Operations and
           Comprehensive Income - (Unaudited) Thirteen and
           thirty-nine week periods ended  September 26, 1999
           and September 27, 1998                                             4

         Condensed Consolidated Statements of Cash Flows - (Unaudited)
           Thirty-nine week periods ended September 26, 1999 and
           September 27, 1998                                                 5

         Notes to Condensed Consolidated Financial Statements             6 - 8

         Independent Auditors' Review Report                                  9

         Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                        10-12

Part II
         Other Information                                                   13

         Signatures                                                          14





                                   * * * * *

                         Part I-Financial Information
                       C.H. HEIST CORP. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                          September 26    December 27,
                  Assets                                      1999           1998
                  ------                                      ----           ----
                                                           (Unaudited)

Current assets:
    Cash and cash equivalents                               $  2,512         3,147
    Receivables                                               20,768        19,653
    Services in progress                                       1,303         1,017
    Parts and supplies                                         1,109         1,174
    Prepaid and other expenses                                 1,139           317
    Deferred income taxes                                        628           626
                                                            --------       -------
                Total current assets                          27,459        25,934
                                                            --------       -------

Property, plant and equipment, at cost                        60,510        56,350
    Less accumulated depreciation                             42,518        38,996
                                                            --------       -------
                Net property, plant and equipment             17,992        17,354
                                                            --------       -------
Deferred income taxes                                            152           144
Intangible assets, net                                        10,147        10,471
Other assets                                                     106           118
                                                            --------       -------
                                                            $ 55,856        54,021
                                                            ========       =======

    Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                  $    255             5
    Accounts payable                                           2,428         3,030
    Accrued expenses                                           6,435         5,788
    Income taxes payable                                          --             1
                                                            --------       -------
                Total current liabilities                      9,118         8,824

Long-term debt, excluding current installments                16,873        16,050
Deferred incentive compensation                                1,120           869
Deferred income taxes                                            137           137
                                                            --------       -------
                Total liabilities                             27,248        25,880
                                                            --------       -------
Stockholders' equity (note 3):
    Common stock of $.05 par value. Authorized
      8,000,000 shares; issued 3,167,092 shares                  158           158
    Additional paid-in capital                                 4,284         4,278
    Retained earnings                                         27,172        27,176
    Accumulated other comprehensive losses                    (1,783)       (2,235)
                                                            --------       -------
                                                              29,831        29,377

    Less cost of common stock in treasury: 285,804 and
    288,754 shares for 1999 and 1998, respectively            (1,223)       (1,236)
                                                            --------       -------

                Total stockholders' equity                    28,608        28,141
                                                            --------       -------
                                                            $ 55,856        54,021
                                                            ========       =======

See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

    Condensed Consolidated Statements of Operations and Comprehensive Income
                                  (Unaudited)

                (In thousands, except share and per share data)


                                                          Thirteen           Thirteen         Thirty-nine        Thirty-nine
                                                         week period        week period       week period        week period
                                                           ended              ended             ended              ended
                                                          Sept. 26,          Sept. 27,         Sept. 26,          Sept. 27,
                                                            1999               1998              1999               1998
                                                        -----------         ----------         ----------         ----------

Net service revenues                                    $    38,431             35,881            111,218             98,185
Cost of services                                             28,437             25,722             81,713             70,355
                                                        -----------         ----------         ----------         ----------
             Gross profit                                     9,994             10,159             29,505             27,830
Selling, general and administrative
         expenses                                             9,445              8,730             28,698             25,542
Amortization of intangible assets                               183                149                548                367
                                                        -----------         ----------         ----------         ----------
             Operating income                                   366              1,280                259              1,921
                                                        -----------         ----------         ----------         ----------

Other income (expense):
    Interest income                                              15                 17                 51                 64
    Interest expense                                           (310)              (259)              (848)              (643)
    Gain (loss) on disposal of property,
         plant and equipment, net                                (2)                69                 11                 33
    Miscellaneous, net                                          466                295                504                410
                                                        -----------         ----------         ----------         ----------
             Total other income (expense), net                  169                122               (282)              (136)
                                                        -----------         ----------         ----------         ----------

             Earnings (loss) before income taxes                535              1,402                (23)             1,785

Income tax expense (benefit)                                    313                644                (19)               817
                                                        -----------         ----------         ----------         ----------
             Net earnings (loss)                                222                758                 (4)               968
                                                        ===========         ==========         ==========         ==========
Basic and diluted net earnings per share                $       .08                .26                 --                .34
                                                        ===========         ==========         ==========         ==========
Weighted average number of common shares
         outstanding                                      2,881,133          2,877,988          2,880,717          2,877,900
                                                        ===========         ==========         ==========         ==========

             Net earnings (loss)                        $       222                758                 (4)               968
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                    (35)              (247)               452               (440)
                                                        -----------         ----------         ----------         ----------
             Comprehensive income                       $       187                511                448                528
                                                        ===========         ==========         ==========         ==========


See accompanying notes to condensed consolidated financial statements.

                       C.H. HEIST CORP. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                (In thousands)

                                                                           Thirty-nine week   Thirty-nine week
                                                                             period ended       period ended
                                                                            Sept. 26, 1999     Sept. 27, 1998
                                                                           ----------------   ---------------
Cash flows from operating activities:
    Net earnings (loss)                                                        $     (4)              968
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
        Depreciation of plant and equipment                                       3,726             3,646
        Amortization of intangible assets                                           548               367
        Gain on disposal of property, plant
             and equipment, net                                                     (11)              (33)
        Stock compensation awards                                                    19                 9
        Changes in assets and liabilities (see below)                              (655)               25
                                                                               --------           -------
           Net cash provided by operating activities                              3,623             4,982
                                                                               --------           -------

Cash flows from investing activities:
    Additions to property, plant and equipment                                   (3,021)           (4,318)
    Proceeds from disposal of property, plant and equipment                          54               506
    Acquisitions and earnout payments, net of cash acquired                      (1,310)           (6,257)
                                                                               --------           -------
           Net cash used in investing activities                                 (4,277)          (10,069)
                                                                               --------           -------

Cash flows from financing activities:
    Proceeds from bank line of credit borrowings                                 19,250            19,250
    Repayment of bank line of credit borrowings                                 (19,200)          (14,047)
    Repayment of other long-term debt                                              (124)              (28)
                                                                               --------           -------
           Net cash provided (used) by financing activities                         (74)            5,175
                                                                               --------           -------
Effect of exchange rate changes on cash and cash equivalents                         93              (112)
                                                                               --------           -------
Net decrease in cash and cash equivalents                                          (635)              (24)
Cash and cash equivalents at beginning of period                                  3,147             2,948
                                                                               --------           -------
Cash and cash equivalents at end of period                                     $  2,512             2,924
                                                                               ========           =======

Changes in assets and liabilities providing (using) cash:
    Receivables                                                                $   (949)           (1,661)
    Services in progress                                                           (275)             (730)
    Income taxes receivable/payable, net                                           (375)             (249)
    Parts and supplies                                                               69               117
    Prepaid expenses                                                               (448)              (56)
    Other assets                                                                     12                 4
    Accounts payable                                                               (644)              535
    Accrued expenses                                                              1,708             1,930
    Deferred incentive compensation                                                 247               135
                                                                               --------           -------
           Total                                                               $   (655)               25
                                                                               ========           =======

Supplemental schedule of non-cash investing and financing activities:
           Leases capitalized                                                  $  1,148                --
                                                                               ========           =======


See accompanying notes to condensed consolidated financial statements

                       C.H. HEIST CORP. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)



1. In the opinion of management of C. H.Heist Corp. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of September 26, 1999 and the results of its operations for the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998 and cash flows for the thirty-nine week periods ended September 26, 1999 and September 27, 1998. The financial statements have been prepared using the same accounting policies used in preparation of the December 27, 1998 statements. The financial statements included herein should be read in conjunction with those statements and notes thereto.

2. The results of operations for the thirteen and thirty-nine week periods ended September 26, 1999 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the thirty-nine week period ended September 26, 1999 are summarized as follows (in thousands, except shares):


                                                                       Accumulated
                                           Additional                    Other                                      Total
                                  Common    paid-in      Retained     Comprehensive    Treasury       Stock      Stockholders'
                                  stock     capital      Earnings        Losses         Shares        Amount        Equity
                                  -----     -------      --------        ------         ------        ------        ------
Balance at December 27, 1998       $158      $4,278      $ 27,176       $(2,235)       288,754       $(1,236)      $ 28,141
Net loss                             --          --            (4)           --             --            --             (4)
Foreign currency
translation adjustment               --          --            --           452             --            --            452
Stock compensation awards            --           6            --            --         (2,950)           13             19
                                   ====      ======      ========       =======       ========       =======       ========
Balance at September 26, 1999      $158      $4,284      $ 27,172       $(1,783)       285,804       $(1,223)      $ 28,608
                                   ====      ======      ========       =======       ========       =======       ========


     Accumulated other comprehensive losses consist solely of equity adjustments from foreign currency translation.

4. For the thirty-nine week period ended September 26, 1999, 74,117 additional stock options were granted and 3,812 options expired. As of September 26, 1999 the Company had exercisable options outstanding to employees to purchase 162,276 common shares at prices ranging from $6.94 to $10.13 per share.

5. In 1999 the Company announced its intention to terminate and settle the obligations of its qualified noncontributory defined benefit pension plans covering substantially all of its non-bargaining unit personnel in the United States, and as such has frozen benefits. The Company has recognized pre tax curtailment gains of $281,000 which are included in the accompanying statement of operations for the thirteen and thirty-nine week periods ended September 26, 1999. The actual settlement of the obligations is not expected to be complete before the end of the current fiscal year. The net assets of the plans will be allocated, as prescribed by ERISA and its related regulations. At this time management does not foresee that the plans' settlements will have a material adverse effect on the Company's financial condition or liquidity.

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

                       C.H. HEIST CORP. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                (In thousands)


                                                      Thirteen         Thirteen        Thirty-nine       Thirty-nine
                                                     week period      week period      week period       week period
                                                        ended            ended            ended             ended
                                                      Sept. 26,        Sept. 27,         Sept. 26,         Sept. 27,
                                                        1999             1998              1999              1998
                                                      --------         --------        -----------       -----------
Staffing services:
  Net revenues                                        $ 25,432           21,381            70,376            55,879
  Intersegment revenues                                     31               28                92                82
                                                      --------           ------          --------           -------
    Total revenues                                      25,463           21,409            70,468            55,961
  Cost of services                                      19,573           16,386            54,312            42,893
  Selling, general & administrative:
    Operations                                           3,966            3,110            11,431             8,513
    Allocated overhead                                     838              765             2,413             2,396
                                                      --------           ------          --------           -------
      Total selling general & administrative             4,804            3,875            13,844            10,909
  Amortization                                             181              148               543               351
  Operating income                                         874              972             1,677             1,726
  Depreciation                                             178              115               497               304
  Assets                                                26,079           23,068            26,079            23,068
  Capital expenditures and acquisitions                    146              143             2,034             6,751
                                                      ========           ======          ========           =======

Industrial maintenance services:
  Net revenues                                        $ 12,999           14,500            40,842            42,306
  Cost of services                                       8,864            9,336            27,401            27,462
  Selling, general & administrative:
    Operations                                           3,237            3,489            10,337            10,200
    Overhead                                             1,404            1,366             4,517             4,433
                                                      --------           ------          --------           -------
      Total selling general & administrative             4,641            4,855            14,854            14,633
  Amortization                                               2                1                 5                16
  Operating income (loss)                                 (508)             308            (1,418)              195
  Depreciation                                           1,016              929             3,229             3,342
  Assets                                                28,763           28,637            28,763            28,637
  Capital expenditures                                $    364              973             2,297             3,824
                                                      ========           ======          ========           =======

Corporate assets                                      $  1,014            1,317             1,014             1,317
                                                      ========           ======          ========           =======

Consolidated:
  Net revenues                                        $ 38,431           35,881           111,218            98,185
  Cost of services                                      28,437           25,722            81,713            70,355
  Selling, general & administrative                      9,445            8,730            28,698            25,542
  Amortization                                             183              149               548               367
  Operating income                                         366            1,280               259             1,921
  Other expense, net                                       169              122              (282)             (136)
  Earnings (loss) before income taxes                      535            1,402               (23)            1,785
  Depreciation                                           1,194            1,044             3,726             3,646
  Assets                                                55,856           53,022            55,856            53,022
  Capital expenditures and acquisitions               $    510            1,116             4,331            10,575
                                                      ========           ======          ========           =======


                       C.H. HEIST CORP. AND SUBSIDIARIES

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

     Pro Forma Condensed Combined Financial Information - (Unaudited) thirteen and thirty-nine week periods ended September 27, 1998.

             The unaudited pro forma condensed combined financial information reflects the pro forma results of operations of the Company for the thirteen and thirty-nine week periods ended September 27, 1998 assuming the acquisition of Milestone had been consummated as of the beginning of the periods presented.

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


                                                 Thirteen       Thirty-nine
                                               week period      week period
                                                  ended            ended
                                                Sept. 27,        Sept. 27,
                                                  1998             1998
                                               -----------      -----------

Net service revenues                             $35,881          101,024
Net earnings                                         758            1,028
Basic and diluted earnings per share             $   .26              .36


8.   Subsequent Events.

     On November 2, 1999, the Company announced that it had entered into a letter of intent to sell its industrial maintenance business to Onyx Industrial Services, Inc., a subsidiary of CGEA-Onyx, a French waste service company with worldwide operations. Management expects to fully analyze and account for this segment as a discontinued operation in its fourth fiscal quarter.

     Since the letter of intent is non-binding, no assurances can be given that a sale will be consummated.

     In 2000, the Company intends to relocate its Buffalo, New York administrative offices to the Tampa, Florida area, the current location of its executive and human resources offices. In the fourth quarter the Company will complete an assessment of the cost of relocation, including the costs of any employee programs.

                      Independent Auditors' Review Report
                      -----------------------------------


The Board of Directors and Stockholders
C.H. Heist Corp:

We have reviewed the condensed consolidated balance sheet of C.H. Heist Corp. and subsidiaries as of September 26, 1999 and the related condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen and thirty-nine week periods ended September 26, 1999 and September 27, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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





Buffalo, New York                         KPMG LLP
October 22, 1999

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Results of Operations:

Net service revenue increased by $2.5 million or 7.1% to $38.4 million from $35.9 million and by $13.0 million or 13.3% to $111.2 million from $98.2 million for the current fiscal quarter and year to date periods, respectively.

Net service revenue in the Company's staffing services segment, Ablest Service Corp., increased by $4.0 million or 18.9% to $25.4 million from $21.4 million during the current fiscal quarter and by $14.5 million or 25.9% to $70.4 million from $55.9 million during the current year to date period. Net service revenue in this segment's commercial staffing division increased in the current quarter by $4.4 million or 27.9% and for the year to date period by $10.4 million or 24.3%. Increased revenue from existing customers, greater market penetration in established offices and new office openings in the current and prior fiscal year, all contributed to this increase. Net service revenue in this segment's information technology staffing (IT) division declined by $374,000 or 6.8% for the current fiscal quarter while still showing an increase of $4.1 million or 31.6% for the current fiscal year to date period. The decline in IT in the current fiscal quarter is the result of an industry trend where customers are delaying the development of new projects until the second quarter of next year because of Y2K concerns. The increase in the year to date revenues for this division is due to revenues generated for a full year from acquisitions, which were included for only part of the prior fiscal year.

Net service revenues in the Company's industrial maintenance segment declined by $1.5 million or 10.3% to $13.0 million from $14.5 million and by $1.5 million or 3.5% to $40.8 million from $42.3 million for the current fiscal quarter and year to date periods, respectively. The decline in service revenue for both the current fiscal quarter and year to date periods resulted from lower service revenues being generated from turnaround services as compared to the prior fiscal year. Many refineries have postponed plant turnarounds and major maintenance projects due to the strong demand and higher prices for gasoline and other petroleum based products. Also contributing to this decline in service revenues is a drop in revenues from this segment's insulation services division. These declines are partially offset by increased revenue being generated by conventional high-pressure water cleaning services and through the opening of new service locations in the current and prior fiscal years.

Gross profit on a consolidated basis declined by $165,000 or 1.6% and increased by $1.7 million or 6.0% for the current fiscal quarter and year to date periods, respectively. Gross profit as a percentage of service revenue for the current fiscal quarter declined to 26.0% from 28.3% and for year to date period to 26.5% from 28.3%.

Gross profit dollars in the staffing services segment increased by $867,000 or 17.3% and by $3.1 million or 23.6% for the current fiscal quarter and year to date periods, respectively. Gross profit as a percentage of staffing service revenues declined to 23.0% from 23.4% for the current quarter and to 22.8% from 23.2% for year to date period. The increase in gross profit dollars is the result of the increased service revenues coupled with the consistent margins in the commercial staffing division. The decrease in percentage is due to the decline in gross profit margin in the information technology staffing division which is caused by competitive pressures on pricing.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS
                                  (continued)



Results of Operations, (continued):

Gross profit dollars in the Company's industrial maintenance segment declined by $1.0 million or 19.9% and by $1.4 million or 9.5% for the fiscal quarter and year to date periods, respectively. As a percentage of service revenues, gross profit declined to 31.8% from 35.6% and to 32.9% from 35.1% for the same respective periods.

Contributing to this decline in both gross profit dollars and percentages is an increase in direct labor costs associated with the performance of our services, including related payroll taxes and employee welfare funds.

Selling, general and administrative expenses, including amortization expenses, increased on a consolidated basis by $749,000 or 8.4% and by $3.3 million or 12.9% for the current fiscal quarter and year to date periods, respectively.

Selling, general and administrative expenses in the Company's staffing service segment increased by $962,000 or 23.9% and by $3.1 million or 27.8% for the current fiscal quarter and year to date periods, respectively. Contributing to this increase were costs and amortization expense associated with prior year acquisitions and cost associated with new office openings.

Selling, general and administrative expenses in the Company's industrial maintenance segment decreased by $213,000 or 4.4% for the current fiscal quarter and increased by $210,000 or 1.4% for the current fiscal year to date period. The decline in the current fiscal quarter was primarily the result of the closing of one branch office and three sub-offices in the current and prior fiscal years. The increase in selling, general and administrative expenses for the current year to date period is predominately due to the hiring of additional sales and marketing associates in both the United States and Canada.

Contributing to the increase in other income for the current quarter and partially offsetting other expense for the year to date period was a gain of approximately $213,000 recognized on the final distribution of insurance proceeds related to a 1998 fire at the Company's Rouyn-Noranda, Quebec facility. In addition to the above, the Company has recognized a pre-tax gain of approximately $281,000 related to the curtailment of its qualified non-contributory defined benefit pension plans for all its non-bargaining unit personnel in the United States. Reference is made to Footnote 5 of the Notes to Condensed Consolidated Financial Statements, included herein.

These increases in other income were partially offset by an increase in interest expense of $51,000 and $205,000 for the current fiscal quarter and year to date periods, respectively. These increases were the result of the higher level of borrowing associated with prior year acquisitions.

The effective tax rate for the current fiscal quarter is 58.5% and for the fiscal year to date period is a benefit of 82.6%. The effective tax rate is the result of the consolidation of effective tax rates from the various taxing jurisdictions of the Company. Also affecting these effective rates is the impact of the non-deductibility of certain intangible assets associated with acquisitions that occurred in prior years.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS
                                  (continued)


Financial Condition:

The quick ratio held constant at 2.7 to 1 and the current ratio improved to 3.0 to 1 from 2.9 to 1 at September 26, 1999 and December 27, 1998, respectively. Net working capital improved by $1.2 million of which $1.4 million is attributable to an increase in accounts receivable and services in progress, income taxes receivable of $371,000 and a decrease in accounts payable of $602,000. These increases in working capital were partially offset by a decline of $635,000 in cash and cash equivalents and an increase in accrued expenses of $647,000. The increase in trade accounts receivable and services in progress were primarily the result of the increased service revenue noted previously in the staffing services segment while the increase in accrued expenses is predominately payroll and incentive compensation related. Reference should be made to the statement of cash flows, which details the sources and uses of cash.

Open credit commitments as of September 26, 1999 were approximately $8.9 million. The Company also has approximately $340,000 (the US dollar equivalent) available for C.H. Heist, Ltd., the Company's Canadian subsidiary.

Capital expenditures for the current fiscal quarter were $679,000, including $160,000 in capital leases. Of this amount, $227,000 was for additions to the mobile equipment fleet, $182,000 was for computer software, hardware, office automation and communication systems, $25,000 was for furniture and fixtures, $33,000 was for new facilities and the remainder was for other equipment.

Impact of Year 2000 Readiness:

Items disclosed herein constitute "Y-2000 Readiness Disclosures" under the Year 2000 Information Readiness Disclosure Act.

Throughout the past two years, the Company has undertaken an extensive review of its internal systems and has completed an applications upgrade to its integrated accounting programs and office automation systems that make them Y2K ready. The term "Y2K ready" as used in this document means that the relevant hardware, software, embedded chips or interfaces referenced herein will correctly process, provide and receive date sensitive data within and between the 20th and 21st centuries. The Company is also in the final phase of assessing and upgrading where necessary the operating systems at all of its remote locations. The cost of the upgrades and/or equipment replacements have not had a material impact on the financial position of the Company as they were part of the normal maintenance and support fees that are incurred on an ongoing basis. The Company is also in the final phase of assessing external and third party compliance for those supplies of critical services that the Company relies on.

Subsequent Events:

On November 2, 1999, the Company announced that it had entered into a letter of intent to sell its industrial maintenance business to Onyx Industrial Services, Inc., a subsidiary of CGEA-Onyx, a French waste service company with worldwide operations. Management expects to fully analyze and account for this segment as a discontinued operation in its fourth fiscal quarter.

Since the letter of intent is non-binding, no assurances can be given that a sale will be consummated.

In 2000, the Company intends to relocate its Buffalo, New York administrative offices to the Tampa, Florida area, the current location of its executive and human resources offices. In the fourth quarter the Company will complete an assessment of the cost of relocation, including the costs of any employee programs.

                           Part II-Other Information


Item 6   Exhibits and Reports on Form 8-K

    (A)  Exhibit 15 Letter Regarding Unaudited Interim Financial Information

    (B)  Exhibit 27.1 Financial Data Schedules

    (C) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 26, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       C.H. Heist Corp.

                                       (Registrant)



Date:  November 3, 1999                /s/ Mark P. Kashmanian
-----------------------                ---------------------------------------
                                           Mark P. Kashmanian
                                           Chief Accounting Officer