Form 10-K405
period 1999-12-26
ABLEST INC
filed 2000-03-27
CIK 46653

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                         COMMISSION FILE NUMBER: 0-7907
             ------------------------------------------------------
                    ABLEST INC. (Formerly C. H. Heist Corp.)
             (Exact name of registrant as specified in its charter)

Delaware                                                    65-0978462
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

810 North Belcher Road, Clearwater, Florida                 33765
-------------------------------------------                 ----------
(Address of principal executive offices)                    (Zip Code)

                                 (727) 461-5656
                  --------------------------------------------
                    (Registrant's telephone number, including
                  area code) Securities registered pursuant to
                            Section 12(b) of the Act:

                          Common Stock, $.05 par value
                          ----------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the Registrant's common shares held by non-affiliates at March 9, 2000 was approximately $6,813,000.

The number of common shares of the Registrant outstanding at February 29, 2000 was 2,881,688.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following part of this report: Part III -- the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 16, 2000.

                                     PART I

ITEM 1. BUSINESS

General.

Staffing Services and Industrial Maintenance were the two professional service segments of Ablest Inc. (formerly C. H. Heist Corp.) and its United States and Canadian subsidiaries during fiscal 1999.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance business and the stock of its Canadian subsidiary, C. H. Heist Ltd., to Onyx Industrial Services, Inc. (Onyx). For the fiscal year ended December 26, 1999, the Company's industrial maintenance business is being reported as a discontinued operation.

Also on March 13, 2000, following the sale of the Company's industrial maintenance business to Onyx, the Company was reincorporated in Delaware and changed its name to Ablest Inc.

                                Staffing Services

The Company supplies staffing services in the U.S. through Ablest Service Corp. ("Ablest"), a wholly owned subsidiary of the Company. Staffing services are principally provided through 52 offices currently located in the Eastern United States and selected Southwest markets with the capability to supply staffing services for the clerical, industrial and technical needs of their customers. Ablest does not service any specific industry or field, instead, its services are provided to a broad-based customer list.

On April 13, 1998, Ablest purchased 100% of the common stock of Milestone Technologies, Inc., an information technology staffing services provider in the Phoenix, Arizona metropolitan area. On November 17, 1998, Ablest also purchased certain assets from SoftWorks International Consulting, Inc., an information technology staffing provider in the Denver, Colorado metropolitan area. See note 11 to the Consolidated Financial Statements included under item 8 to this report on form 10-K for additional information on acquisitions.

The staffing services business is highly competitive. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the staffing services field are quality of service, reliability of personnel and price.

                         Industrial Maintenance Services

During fiscal 1999 and in prior years, the Company also performed industrial maintenance services which are being reported as discontinued operations, due to the sale to Onyx. The industrial maintenance services segment focused on providing industrial maintenance solutions to a wide range of industries, such as chemical, petrochemical, power generation, pulp and paper, mining and metallurgical plants. Its industrial services consisted of hydroblasting, painting, sandblasting, vacuuming of industrial wastes, turnaround services, chemical cleaning and commercial insulation. Service facilities were located throughout the eastern United Sates and eastern Canada.

Many of the Company's industrial maintenance services were performed outdoors, but the Company did not consider this business to be seasonal. However, due in part to weather factors, the first quarter of the Company's fiscal year historically produced the lowest levels of revenue and profitability.

The Company from time to time investigated and developed new equipment components, tools and methods for use in the conduct of its operations. Most of the components in its equipment were designed to the Company's specification. The amounts expended for such activities, all of which were performed at a Company facility, during the fiscal years ended December 26, 1999, December 27, 1998 and December 28, 1997 amounted to $240,000, $352,000, and $338,000 respectively. During the fiscal year ended December 26, 1999, these services were performed primarily by five individuals who were employed by the Company on a full-time basis.

The Company competed with numerous other companies engaged in high-pressure water maintenance cleaning services, industrial painting, maintenance-cleaning of heavy industrial equipment through the use of mechanical, chemical and other methods, the vacuum removal of dry and wet industrial waste, and the installation and maintenance of insulation. The Company does not believe that any single competitor is dominant in any of these services.
Competition is primarily based upon quality of services and price.

The Company was subject to various statutes and regulations respecting control of noise, air, water and land pollution. In addition, its customers may be subject to other environmental protection statutes and regulations relating to some of the industrial maintenance services rendered by the Company. From time to time modifications or improvements have been required in the Company's equipment in order to comply with government regulations, including those relating to safety and noise reductions. Such modifications or improvements have not resulted in any material capital expenditures.

In conjunction with the sale of the Company's industrial maintenance business, the Company has agreed to perform certain environmental remediations at several of its former facilities in the United States and Canada. The Company has reserved $1,000,000 of the purchase price from the sale to cover the cost of these services. At this time, the company feels that the amount reserved will be sufficient to cover all anticipated costs.

Industry Segments and Service Activities. The following table is a summary of information relating to the Company's operations in its two industry segments for each of the Company's last three fiscal years: The discontinued operations noted refers to the Company's industrial maintenance operations.


                                                                          Fiscal Year Ended
                                                           ------------------------------------------------
      (In thousands)                                       Dec. 26,             Dec. 27,           Dec. 28,
                                                             1999                 1998               1997
                                                           --------             --------           --------
          Revenues from Unaffiliated Customers:
               Staffing Services                           $ 98,094              78,471             63,268
               Discontinued Operation                        54,317              57,176             56,248

          Operating Income (Loss):
               Staffing Services                             (2,787)              2,779              1,353
               Discontinued Operation                        (2,991)               (350)             1,473

          Identifiable Assets:
               Staffing Services                             22,639              25,603             12,555
               Discontinued Operation                        31,308              27,134             29,414

* Revenue figures do not include intersegment revenues of approximately $116,000, $101,000 and $39,000 in 1999, 1998 and 1997, respectively.

The following table sets forth the approximate percentages of revenues by service activity within the Company's two industry segments for each of the Company's last three fiscal years:


                                                                          Fiscal Year Ended
                                                           ------------------------------------------------
          (In thousands)                                   Dec. 26,             Dec. 27,           Dec. 28,
                                                             1999                 1998               1997
                                                           --------             --------           --------
          Staffing Services Revenues
          ------------------------------------

               Commercial Staffing                            78%                  76%                89%

               Information Technology Staffing                22%                  24%                11%

          Discontinued Operations
          ------------------------------------

               Hydro/Mechanical                               69%                  63%                63%

               Sandblasting and Painting                      14%                  15%                17%

               Other                                          17%                  22%                20%

Working Capital. By virtue of the nature of the Company's business segments and the size and financial status of its customers, the attainment and maintenance of high levels of working capital is not required, other than to meet debt requirements as disclosed in Note 6 to the Consolidated Financial Statements shown under item 8 to this form 10-K.

Backlog. In view of the fact that the Company's services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

Employees. On December 26, 1999, the Company employed approximately 4,000 persons of whom 207 persons were employed on a full-time basis and the remainder were part-time and temporary employees. The ongoing staffing business comprises approximately 3,450 persons, 120 of which were full time. Some of the Company's industrial maintenance employees were represented by unions. The Company considers its employee relations to be good.

Canadian Operations. The following table sets forth the relative contributions in U.S. dollars to revenues and identifiable assets attributable to the Company's Canadian industrial maintenance operations for the last three fiscal years:


                                                                          Fiscal Year Ended
                                                           ------------------------------------------------
          (In thousands)                                   Dec. 26,             Dec. 27,           Dec. 28,
                                                             1999                 1998               1997
                                                           --------             --------           --------
          Revenues to Unaffiliated Customers               $ 14,627              16,149              16,300

          Identifiable Assets                                10,402               9,830              10,570

There were no export revenues during any period. In connection with the Onyx sale, all of the common stock of the Canadian subsidiary, were also sold.

Executive Officers of Registrant

(a) Identification. The Company's executive officers are:


                                                                                                     Served as
                                                            Position and Office                      Executive
                Name                    Age                   with Registrant                      Officer Since
-----------------------------------     ---     -----------------------------------------          -------------
Charles H. Heist                         49     Chairman of the Board of                                1978
                                                Directors and acting Chief Financial
                                                Officer

W. David Foster                          65     Chief Executive Officer                                 1976

Kurt R. Moore                            40     President and Chief                                     1991
                                                Operating Officer

Mark P. Kashmanian                       44     Treasurer, Secretary and Chief Accounting               1996
                                                Officer

As of the end of fiscal 1999, the following individuals were also executive officers of the Company and have since left the Company to either join Onyx Industrial Services or to seek other business opportunities: Duane F. Worthington, Vice President U.S. Operations, C. H. Heist Corp.; Andrew R. Crowe, Jr., Vice President, Chief Operating Officer, C. H. Heist, Ltd. and Christopher
H. Muir, Vice President Marketing and Sales, C. H. Heist Corp.

(b) Arrangements and Understandings. There are no arrangements or understandings pursuant to which the above officers were elected.

(c) Family Relationships. None of the officers has any family relationship with any other officer of the Company.

ITEM 2. Properties

At December 26, 1999, the Company's subsidiary, Ablest Service Corp., owned the executive office facilities for C.H. Heist Corp. and Ablest Service Corp. in Clearwater, Florida. On February 29, 2000, the Company sold the executive facility to 810 N. Belcher LLC, an unrelated party. The Company is currently leasing the facility back on a month to month basis until a new corporate leased facility located in the Tampa, Florida area is available for occupancy, sometime in the second quarter of 2000. Additionally, the Company owned and leased properties in Buffalo, New York and Clearwater, Florida, which housed its administrative offices, and Methods and Development facilities.

As part of the industrial maintenance asset sale, the Company owned facility in Buffalo, New York was sold to Onyx Industrial Services. The services performed by the administrative group which are currently performed at the Buffalo facility will also be relocated into the new Corporate leased facility. The leased facilities in Buffalo are leased from persons who are affiliates of certain officers and directors. See Part III, Item 13 "Certain Relationships and Related Transactions" in this form 10-K, the response to which is incorporated herein by reference.


The daily operations of the Company are currently operated out of the following leased facilities:


            Location           Description
            --------      -----------------------
                          Staffing Services
              U.S.          Branch Offices                        52
              U.S.          Regional Offices                       7
                                                                ----
                          Total Staffing Services                 59
                                                                ====

The Company considers all of its offices and facilities suitable and adequate for servicing its customers.

ITEM 3. Legal Proceedings

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company's financial condition or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1999.

A special meeting of security holders was held on March 6, 2000, to vote on and approve the sale of the Company's industrial maintenance business to Onyx Industrial Services, Inc. and the re-incorporation of the Company in Delaware as Ablest Inc. Both resolutions were passed with more than the required two-thirds majority.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)(i)  Market for Registrant's Common stock:

As of March 13, 2000, the Company's common stock is traded on the American Stock Exchange under the symbol "ABI". Prior to that date, the common stock was traded under the symbol "HST".

(a)(ii) Price Range of Common Stock:

The price ranges applicable to the common shares during each quarter of the years ended December 26, 1999 and December 27, 1998, are as follows:


                                                    1999                               1998
                                                    ----                               ----
                                           High              Low               High              Low
                                          ------            ------           --------          ------
         1st Quarter                      $7 1/4            $6 1/4           $8 5/8            $6 1/2
         2nd Quarter                       6 3/4             6 3/8            8 1/2             6 7/8
         3rd Quarter                       6 5/8             6 1/8            7 5/8             6 3/4
         4th Quarter                       6 5/8             5 5/8            6 15/16           6 1/4

(b)     Approximate Number of Common Shareholders:

On December 26, 1999, there were 572 registered shareholders.

(c)     Dividends:

The Company currently does not pay a dividend on its common shares.

ITEM 6. Selected Financial Data
        (In thousands, except per share data)


Fiscal Year Ended December                               1999             1998*          1997*         1996*          1995*
                                                       --------          ------         ------         ------         ------
Net service revenues                                   $ 98,094          78,471         63,268         49,514         44,685
Net earnings (loss) from continuing operations         $ (3,956)            876            163            890            810
Earnings (loss) per common share from
    continuing operations:
        Basic and diluted                              $  (1.37)            .30            .06            .31            .28

Total assets                                           $ 44,009          53,340         41,838         38,764         37,129
Long-term debt                                         $ 15,950          16,050          8,755          6,492          6,980

* Restated to reflect discontinued operations

The following summarizes quarterly operating results:


1999 Quarter *                                            1st         2nd          3rd          4th
                                                        -------      ------       ------      ------
Net service revenues                                    $21,682      23,262       25,432      27,718
Gross profit                                              4,913       5,292        5,859       6,145
Operating income (loss)                                     130         337          706      (4,632)
Net earnings (loss) from continuing operations               (9)        109          365      (4,421)
Earnings (loss) per common share from
    continuing operations:
        Basic and diluted                               $  (.00)        .04          .13       (1.53)


1998 Quarter *                                            1st         2nd          3rd          4th
                                                        -------      ------       ------      ------
Net service revenues                                    $15,686      18,812       21,381      22,592
Gross profit                                              3,542       4,449        4,995       5,426
Operating income (loss)                                    (214)        525          750         832
Net earnings (loss) from continuing operations             (139)        245          367         403
Earnings (loss) per common share from
    continuing operations:
        Basic and diluted                               $  (.05)        .09          .13         .14

* Restated to reflect discontinued operations.

ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

For the fiscal year ended December 26, 1999, compared to December 27, 1998

On January 21, 2000, C. H. Heist Corp., (the Company), and Onyx Industrial Services, Inc., (Onyx) signed an Asset Sale and Purchase Agreement for the sale of substantially all of the assets of the Company's United States industrial maintenance operations and the stock of the Company's wholly owned Canadian subsidiary, C. H. Heist, Ltd. Taken together, these operations comprised substantially all of the assets of the Company's industrial maintenance segment. The asset sale will allow the Company's management to concentrate attention and financial resources on its staffing services business. Management of the Company believes that of its two businesses, the staffing services business offers the more promise for the future and opportunity for growth.

For financial reporting purposes, the Company's industrial maintenance business is being reported as a discontinued operation. The following discussion and analysis of operations and financial condition pertain to the Company's staffing services segment, which constitute the continuing operations. A separate section labeled Discontinued Operations is included at the end of this discussion and pertains to the disposal of the industrial maintenance business.

Results of Operations:

Service revenues in the Company's staffing services segment for the fiscal year ended December 26, 1999, increased by $19.6 million or 25.0% to $98.1 million from $78.5 million, one year earlier. Service revenues in this segment's commercial staffing division increased for the current fiscal year by $16.8 million or 28.1% to $76.6 million from $59.8 million, one year earlier. Revenues generated from seven offices opened in fiscal 1999 as well as greater market penetration in existing offices contributed to this increase. Service revenues in this segment's technology services division increased for the current fiscal year by $2.8 million or 15.0% to $21.5 million from $18.7 million, one year earlier. The increase in service revenues is the result of two offices within this division being acquired during the prior fiscal year and as such, not being included in service revenues for the full prior fiscal year. During the Company's fourth quarter of the current fiscal year, this division lost a contract to provide technology staffing services to a national financial services provider. Service revenues to this customer accounted for 17.0% of total technology service revenues for the first three fiscal quarters of the current year. This division has not been successful in securing orders to replace the volume of services lost with this contract.

Gross profit from continuing operations for the current year, increased by $3.8 million or 20.6% to $22.2 million from $18.4 million, one year earlier. As a percentage of service revenues, gross profit decreased by .9% to 22.6% from 23.5% over the same period year to year. The increase in gross profit dollars is the result of the increased service revenues noted above while the decrease in gross profit percentage is predominately the result of increased operating expenses including increases in workers compensation insurance. Also contributing to the decrease in gross profit percentage is the lower operating gross profit being generated by the technology staffing division which decreased to 25.0% in fiscal 1999, from 25.8% in fiscal 1998.

Selling, general and administrative expenses, inclusive of amortization expense and exclusive of the charge for the impairment of intangible assets, increased for the current fiscal year, by $4.1 million or 24.8% to $20.6 million from $16.5 million, one year earlier. The increase in selling, general and administrative expenses is primarily the result of the opening of new offices during the current fiscal year, additional staffing necessary to service the growth in revenues in existing offices and an increase in corporate expenses to provide support services to field operations. Also, contributing to this increase was a $218,000 increase in amortization expense associated with acquisitions that were completed in previous years.

During the fourth fiscal quarter, the Company recorded a charge of $5.1 million for the impairment of intangible assets. The impairment charge was the result of the Company's historical policy of evaluating events and circumstances which have occurred and which may indicate that the carrying value of intangible assets warrant adjustment. The intangibles were determined to have been impaired as a result of the loss of a major customer in the fourth quarter of 1999, the less than anticipated operating results of the acquired businesses and their inability to meet the income projections that were used in determining the purchase prices that were paid for these operations.

Other expense, net increased by $136,000 or 46.4% to $429,000. Interest expense, net increased by $151,000 as the Company maintained a higher level of borrowing to support the growth of new offices and to finance increased receivables.

The effective tax rate for the continuing operations was a tax expense of 1.7% even though the operations incurred a significant loss. The majority of the asset impairment write down was attributable to the Company's acquisition of Milestone Technologies, Inc. in fiscal 1998. Since the acquisition was a stock purchase, the intangible asset write down was not deductible for income tax purposes. See footnote number 8, Income Taxes, to the accompanying financial statements for a more detailed analysis of income taxes.

Discontinued Operations:

The loss from discontinued operations consists of the Company's industrial maintenance business through the measurement date of September 26, 1999, which represents the date of the signing on the letter of intent between the Company and Onyx Industrial Services, Inc. Estimated operating results for the period from September 27, 1999, through the closing date of March 13, 2000, are included in the loss on sale of discontinued operations, noted below.

Service revenues for discontinued operations for the period ended December 26, 1999, declined by $2.9 million to $54.3 million from $57.2 million, one year earlier. Gross profit dollars declined by $2.7 million or 13.6% and were primarily the result of increased costs for direct labor associated with the performance of services, including related payroll taxes and employee welfare funds. Selling, general and administrative expenses remained relatively unchanged at $19.9 million for the current fiscal year, compared to the year earlier.

The estimated loss on the disposal of the industrial maintenance operations is $7.1 million (net of a tax benefit of $2.8 million). This consists of an estimated loss on disposal of the business of $5.5 million and a provision of $1.6 million for anticipated operating losses from the measurement date to the disposal date of March 13, 2000 (holding period loss). The tax benefit recorded in connection with the loss on disposal differs from the tax benefit calculated by using statutory rates as a result of certain foreign currency exchange losses, net operating losses and foreign tax credit carryforwards, which are not expected to be utilized. For the most part, management has estimated the above noted items. A final reconciliation will be made against the estimates with adjustments recorded in future periods.

Financial Condition:

The following financial information is provided for the continuing operation as of a balance sheet date of December 26, 1999.

The quick ratio was 1.6 to 1 compared to 1.8 to 1 at December 27, 1998, and the current ratio was 1.8 to 1 compared to 2.0 to 1 for the same respective periods. Net working capital increased by $1.0 million during fiscal 1999. The increase in net working capital is attributable to an increase of $3.6 million in accounts receivables which is partially offset by a decrease in cash and cash equivalents of $760,000 and increases in accounts payable of $741,000 and accrued expenses of $1.9 million. The increase in accounts receivable is attributable to the increased service revenues generated by the staffing services business. The increase in accrued expenses is payroll related and includes accrued incentive compensation payable in 2000. Reference should be made to the Consolidated Statement of Cash Flows, which details the sources and uses of cash.

Open credit commitments at the end of fiscal 1999 were approximately $9.1 million.

Capital expenditures for fiscal 1999 were $1.0 million. Of this amount $783,000 was for computer hardware, software, office automation and communications systems and the rest was for furniture and fixtures. It is anticipated that existing internally available funds, cash flows from operations and available borrowings will be sufficient to cover working capital and capital expenditure requirements in fiscal 2000.

FOR THE YEAR ENDED DECEMBER 27, 1998 COMPARED TO THE YEAR ENDED DECEMBER 28,
1997

Results of Operations:

The following Management's Discussion and Analysis of the financial results for the year ended December 27, 1998, compared to December 28, 1997, have been recast to reflect the revised income statement format being presented in fiscal 1999. Information concerning the Company's industrial maintenance operations is being presented under the caption Discontinued Operations at the end of this section.

Service revenues in the Company's staffing services segment increased by $15.2 million or 24.0% to $78.5 million from $63.3 million over 1997. Internal growth accounted for 10.0% of this increase in service revenues with the remainder resulting from two acquisitions in the Information Technology staffing field:
Milestone Technologies, Inc. in April 1998 and SoftWorks International Consulting, Inc. in November 1998. Service revenues for information technology services accounted for 23.8% of total staffing service revenues for 1998.

Year to year gross profit percentage for the Company's staffing services segment increased to 23.5% from 23.0%. Contributing to this increase were improved margins in commercial staffing services and growth in this segment's information technology staffing services.

Selling, general and administrative expense, inclusive of amortization expense for the staffing services segment increased by $2.7 million or 19.5% for 1998 compared to one year earlier. Contributing to this increase are costs associated with new office openings and acquisitions including increased amortization expense of intangible assets. Partially offsetting this increase in costs was a reduction in bad debt expenses of approximately $500,000 as compared to 1997. This relates directly to three large customer write-offs that were made during 1997.

Other expense, net decreased by approximately $88,000 or 23.1% during 1998, compared to one year earlier. This improvement was primarily attributable to costs associated with the aborted spin-off and initial public offering of Ablest, which were written off during the first fiscal quarter of 1997, and not repeated in 1998. The Company also incurred an increase in interest expense due to the higher level of borrowing utilized to fund acquisitions during 1998.

The effective tax rate for the 1998 fiscal year was 45.3% compared to 46.6% for 1997. Refer to Footnote 8 of the Company's financial statements for a further explanation of income taxes.

Discontinued Operations:

Service revenues in the Company's industrial maintenance service segment increased by approximately $1 million or 1.6% to $57.2 million from $56.2 million during 1998. Service revenues in this segment's United States industrial maintenance operation increased by $1.0 million over 1997, fueled by a new office opening and increased market penetration predominately in the southern region. Partially offsetting this increase was a decrease in service revenue at this segment's Canadian subsidiary, C. H. Heist, Ltd. Service revenues for the Canadian operation actually increased by $1.5 million or 6.4% over 1997 when measured in its domestic, Canadian currency. Upon conversion, due to the declining value of the Canadian dollar in relationship to the United States dollar, the revenues decreased by 0.9%, period to period.

Gross profit dollars in the Company's industrial maintenance segment decreased by $121,000 or 0.6% and as a percentage of sales decreased to 34.2% from 35.0%, year to year. The decrease in gross margin dollars and percentage was the result of reduced margins on painting and paint-related services in the Company's Canadian subsidiary. Also contributing to this decline in gross profit dollars is the impact of the decline in value of the Canadian dollar, as noted above.

Starting in fiscal 1998, the Company reclassified branch expenses that were not directly attributable to the services it performs from cost of services to selling, general and administrative expense. Management believes that this presentation is generally consistent with industry practices.

Selling, general and administrative expense for the Company's industrial maintenance segment increased in fiscal 1998, by $1.7 million or 9.4%, over the prior fiscal year. Contributing to this increase was this segment's ongoing strategic sales and marketing planning initiative including the hiring of territorial sales representatives. Also contributing to the increase was a continuing investment in information technology and support personnel in order to provide our customers with more accurate and timely information. These increases were partially offset by the allocation of part of the proceeds received from the settlement of litigation in the company's Canadian division.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company, in the normal course of business, has exposure to interest rate risk from its long term debt obligations and to foreign exchange rate risk with respect to its foreign operations and currency conversions. The Company does not believe that its exposure to fluctuations in either interest rates in the United States or currency exchange rates with regards to the Canadian dollar are material. A 10% change in the interest rate utilized on its long term debt obligations would have produced approximately a total of $107,000 in additional interest expense ($60,000 for continuing operations and $47,000 for discontinued operations) for the fiscal year ended December 26, 1999. Likewise, since the majority of the Company's revenues, expenses and cash flows are transacted in U.S dollars a 10% decline in the Canadian exchange rate would only have impacted the fiscal 1999 year end loss by approximately $19,000.

Due to the immateriality of the above noted market risks, the Company has decided not to utilize any form of financial instrument as a hedge against these risks.

ITEM 8.  Financial Statements

                   Index to Financial Statements and Schedules


                                                                                                Page Reference
                                                                                                --------------
The financial statements of the registrant and its
   subsidiaries required to be included in Item 8
   are listed below:

         Independent Auditors' Report                                                                  15

         Financial Statements:
         Consolidated Balance Sheets as of December 26, 1999 and December 27, 1998                     16

         Consolidated Statements of  Operations for the years
         ended December 26, 1999, December 27, 1998 and December 28, 1997                              17

         Consolidated Statements of  Stockholders' Equity for the years ended December 26,
         1999, December 27, 1998 and December 28, 1997                                                 18

         Consolidated Statements of Cash Flows for the years ended December 26, 1999,
         December 27, 1998 and December 28, 1997                                                     19-20

         Notes to Consolidated Financial Statements                                                  21-38

                          Independent Auditors' Report




The Board of Directors
Ablest Inc. (formerly C. H. Heist Corp.):



We have audited the accompanying consolidated balance sheets of Ablest Inc.(formerly C. H. Heist Corp.) and subsidiaries as of December 26, 1999 and December 27, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 26, 1999, December 27, 1998 and December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ablest Inc.(formerly
C. H. Heist Corp.) and subsidiaries as of December 26, 1999 and December 27, 1998 and the results of their operations and their cash flows for the years ended December 26, 1999, December 27, 1998 and December 28, 1997, in conformity with generally accepted accounting principles.




Buffalo, New York                                        KPMG LLP
February 18, 2000, except as to notes 2
    and 14 which are as of March 13, 2000
    and March 6, 2000, respectively

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                                      Dec. 26,          Dec. 27,
                                   Assets                                               1999              1998
                                                                                      --------          -------
Current assets:
   Cash and cash equivalents                                                          $    562            1,322
   Receivables, less allowance for doubtful receivables of
       $378 and $305 in 1999 and 1998, respectively                                     13,492            9,843
   Prepaid expenses and other                                                              419              205
   Deferred income taxes (note 8)                                                        1,100              550
                                                                                      --------          -------

                  Total current assets                                                  15,573           11,920

Net property, plant and equipment (note 3)                                               2,213            2,377
Deferred income taxes (note 8)                                                             909              411
Intangible assets, net (note 4)                                                          4,880           10,452
Net assets of discontinued operations (note 2)                                          20,434           28,180
                                                                                      --------          -------

                                                                                      $ 44,009           53,340
                                                                                      ========          =======

                    Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                   $  1,468              727
   Accrued expenses (note 5)                                                             7,223            5,318
                                                                                      --------          -------

                  Total current liabilities                                              8,691            6,045

Long-term debt (note 6)                                                                 15,950           16,050
Other liabilities                                                                          756              869
                                                                                      --------          -------

                  Total liabilities                                                     25,397           22,964
                                                                                      --------          -------

Stockholders' equity (notes 6, 7 and 14):
   Common stock of $.05 par value. Authorized
         8,000,000 shares; issued 3,167,092 shares for 1999
         and 1998, respectively                                                            158              158
   Additional paid-in capital                                                            4,285            4,278
   Retained earnings                                                                    15,391           27,176
                                                                                      --------          -------
                                                                                        19,834           31,612
   Less cost of common shares in treasury -285,529 and
         288,754 shares for 1999 and 1998, respectively                                 (1,222)          (1,236)
                                                                                      --------          -------

                  Total stockholders' equity                                            18,612           30,376
                                                                                      --------          -------

Commitments and contingencies (notes 2, 12 and 13)                                          --               --
                                                                                      $ 44,009           53,340
                                                                                      ========          =======

See accompanying notes to consolidated financial statements.

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)


                                                                                     Year ended
                                                                ---------------------------------------------------
                                                                  Dec. 26,             Dec. 27,             Dec. 28,
                                                                    1999                 1998                 1997
                                                                -----------          ----------          ----------
Net service revenues                                            $    98,094              78,471              63,268
Cost of services                                                     75,885              60,059              48,740
                                                                -----------          ----------          ----------

         Gross profit                                                22,209              18,412              14,528

Selling, general and administrative expenses                         19,873              16,013              13,627
Amortization of intangible assets                                       724                 506                 215
Intangible asset impairment (note 4)                                  5,071                  --                  --
                                                                -----------          ----------          ----------

         Operating income (loss)                                     (3,459)              1,893                 686
                                                                -----------          ----------          ----------
Other income (expense):
     Interest expense, net                                             (599)               (448)               (271)
     Miscellaneous, net                                                 170                 155                (110)
                                                                -----------          ----------          ----------
         Other expense, net                                            (429)               (293)               (381)
                                                                -----------          ----------          ----------
         Earnings (loss) from continuing operations
             before income taxes                                     (3,888)              1,600                 305

Income taxes (note 8)                                                    68                 724                 142
                                                                -----------          ----------          ----------

         Net earnings (loss) from continuing operations              (3,956)                876                 163

Discontinued operations (note 2):
     Income (loss) from discontinued operations, net
         of income taxes                                               (743)                418                 735
     Loss on sale of discontinued operations,
         net of income taxes                                         (7,086)                 --                  --
                                                                -----------          ----------          ----------

         Net earnings (loss)                                    $   (11,785)              1,294                 898
                                                                ===========          ==========          ==========
Basic and diluted earnings (loss) per common share:
     Continuing operations                                      $     (1.37)                .30                 .06
     Discontinued operations                                           (.26)                .15                 .25
     Loss on sale of discontinued operations                          (2.46)                 --                  --
                                                                -----------          ----------          ----------
         Total                                                  $     (4.09)                .45                 .31
                                                                ===========          ==========          ==========
Weighted average number of common
     shares outstanding                                           2,880,867           2,877,977           2,876,505
                                                                ===========          ==========          ==========

See accompanying notes to consolidated financial statements.

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)


                                                Additional                         Treasury stock              Total
                                      Common     paid-in        Retained        ---------------------      stockholders'
                                      stock      capital        earnings        Shares        Amounts         equity
                                   -------------------------------------------------------------------------------------
Balances at December 29, 1996      $     158       4,268         24,984        292,419         (1,252)         28,158

Net earnings                               -           -            898              -              -             898
Stock compensation awards                  -           6              -         (2,150)             9              15
                                   -------------------------------------------------------------------------------------
Balances at December 28, 1997            158       4,274         25,882        290,269         (1,243)         29,071

Net earnings                               -           -          1,294              -              -           1,294
Stock compensation awards                  -           4              -         (1,515)             7              11
                                   -------------------------------------------------------------------------------------
Balances at December 27, 1998            158       4,278         27,176        288,754         (1,236)         30,376

Net loss                                   -           -        (11,785)           -                -         (11,785)
Stock compensation awards                  -           7              -         (3,225)            14              21
                                   -------------------------------------------------------------------------------------
Balances at December 26, 1999      $     158       4,285         15,391        285,529         (1,222)         18,612
                                   =====================================================================================

See accompanying notes to consolidated financial statements.

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In thousands)


                                                                               Year ended
                                                                  ------------------------------------
                                                                  Dec. 26,       Dec. 27,     Dec. 28,
                                                                    1999           1998        1997
                                                                  --------       --------     --------
Cash flows from operating activities:
     Net earnings (loss) from continuing operations               $ (3,956)          876          163
     Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities:
         Depreciation of plant and equipment                           684           426          409
         Amortization of intangible assets                             724           506          215
         Intangible asset impairment charge                          5,071            --           --
         Deferred income taxes                                        (778)         (370)        (205)
         Changes in assets and liabilities (next page) (1)          (1,013)        1,056       (2,565)
                                                                  --------       -------       ------
    Net cash provided (used) by operating activities of
           continuing operations                                       732         2,494       (1,983)
                                                                  --------       -------       ------
Cash flows from investing activities:
     Additions to property, plant and equipment                       (996)         (773)        (677)
     Acquisitions and earnout payments, net of cash acquired        (1,310)       (7,266)      (1,904)
                                                                  --------       -------       ------
    Net cash used by investing activities of
         continuing operations                                      (2,306)       (8,039)      (2,581)
                                                                  --------       -------       ------
Cash flows from financing activities:
     Proceeds from bank line of credit borrowings                   18,750        14,047        7,200
     Repayment of bank line of credit borrowings                   (18,350)       (8,297)      (4,050)
     Repayment of acquisition note payable                              --            --         (500)
                                                                  --------       -------       ------
    Net cash provided by financing activities
         of continuing operations                                      400         5,750        2,650
                                                                  --------       -------       ------

Net increase (decrease) in cash from continuing operations          (1,174)          205       (1,914)
                                                                  --------       -------       ------

Net increase in cash from discontinued operations                      414           896        1,010
                                                                  --------       -------       ------

Net increase (decrease) in cash                                       (760)        1,101         (904)

Cash and cash equivalents at beginning of year                       1,322           221        1,125
                                                                  --------       -------       ------

Cash and cash equivalents at end of year                          $    562         1,322          221
                                                                  ========       =======       ======

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                                 (In thousands)


                                                             Dec. 26,       Dec. 27,      Dec. 28,
                                                               1999           1998         1997
                                                             --------       --------      --------
Changes in continuing operations' assets and
    liabilities providing (using) cash excluding
    effects of acquisitions (1):
       Receivables                                           $ (3,663)       (1,368)       (1,731)
       Prepaid expenses & other                                  (162)         (154)          226
       Accounts payable                                         1,155         1,391        (1,204)
       Accrued expenses                                         1,347           998            22
       Other liabilities                                          310           189           122
                                                             --------       -------       -------

       Total                                                 $ (1,013)        1,056        (2,565)
                                                             ========       =======       =======
Supplemental disclosure of cash flow information:
    Cash paid during year for:
        Interest - continuing operations                     $    307           396           208
        Interest - discontinued operations                        325           475           484
                                                             --------       -------       -------
                                                             $    632           871           692
                                                             ========       =======       =======

        Income taxes - continuing operations                 $    117           832           439
        Income taxes - discontinued operations                    288           801           384
                                                             --------       -------       -------
                                                             $    405         1,633           823
                                                             ========       =======       =======
      Bank line of credit:
        Proceeds - continuing operations                     $ 18,750        14,047         7,200
        Proceeds - discontinued operations                     12,400        10,550         9,800
                                                             --------       -------       -------
                                                             $ 31,150        24,597        17,000
                                                             ========       =======       =======

        Repayments - continuing operations                   $(18,350)       (8,297)       (4,050)
        Repayments - discontinued operations                  (12,900)       (9,000)      (10,650)
                                                             --------       -------       -------
                                                             $(31,250)      (17,297)      (14,700)
                                                             ========       =======       =======
  Non-cash investing and financing activities:
    Continuing operations:
        Liabilities assumed in acquisition transactions      $     --           760            --
                                                             ========       =======       =======
    Discontinued operations:
        Leases capitalized                                   $  1,148            --            --
                                                             ========       =======       =======

(1) Excludes changes resulting from discontinued operations.

See accompanying notes to consolidated financial statements.

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                Years ended December 26, 1999, December 27, 1998
                              and December 28, 1997

(1) Summary of Significant Accounting Policies

         Ablest Inc. (formerly C. H. Heist Corp.) and subsidiaries (the Company) had two professional service segments: staffing services and industrial maintenance services. The Ablest Service Corp. (Ablest) staffing services subsidiary focuses on providing temporary and contract staffing solutions to businesses in the clerical, light industrial and technology professional sectors. The industrial maintenance segment serviced a wide range of industries, such as chemical, petrochemical, power generation, pulp and paper, mining and metallurgical plants. The industrial services business includes hydroblasting, painting, sandblasting, vacuuming of industrial wastes, turnaround services, chemical cleaning and commercial insulation. These services were offered domestically and in Canada through C. H. Heist Ltd., a wholly owned subsidiary. As further described in note 2 the Company has adopted a plan to sell its industrial maintenance operations. The accompanying consolidated financial statements as of and for the year ended December 26, 1999, separately reflect industrial maintenance operations as a discontinued operation. The 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

         Significant accounting policies followed by the Company are summarized as follows:

    (a)  Fiscal Year
         The Company's fiscal year ends on the last Sunday of December. The consolidated financial statements include 52 weeks for each of the years ended December 26, 1999, December 27, 1998 and December 28, 1997.

     (b) Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash Equivalents
         All highly liquid investments with original maturities of three months or less are considered cash equivalents.

     (d) Revenue Recognition
         The industrial maintenance segment operated primarily under time-and-material contracts and, to a lesser extent, under fixed price contracts. Time-and-material contract revenue and associated costs are recognized in the period the services were provided. Revenue on fixed price contracts was recognized on the percentage of completion method based on costs incurred in relation to total estimated costs. The staffing services segment recognizes revenue and associated costs in the period the services are provided.

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (e) Parts and Supplies
         Parts and supplies used in the industrial maintenance segment were valued at the lower of cost (first-in, first-out) or market.

    (f)  Property, Plant and Equipment
         Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the respective assets, principally on the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives generally range from 3 to 40 years.

     (g) Intangible Assets
         The values ascribed to acquired intangibles are being amortized on the straight-line method primarily over periods of three to thirty years. The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amounts of intangible assets may warrant revision or may not be recoverable. In the event of possible impairment, the asset's value will be determined by discounted projected net cash flows of the related business.

     (h) Income Taxes
         Income taxes are accounted for by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and credit carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

    (i)  Earnings Per Share
         Basic earnings per share is computed by using the weighted average number of common shares outstanding. Diluted earnings per share is computed by using the weighted average number of common shares outstanding plus the dilutive effect, if any, of stock options. The dilutive effect of stock options was not significant for any of the years presented.

    (j)  Foreign Currency Translation
         The Canadian subsidiary utilized the Canadian dollar as its functional currency. Assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of operations were translated at an average rate of exchange during the year. The cumulative effect of foreign currency translation is included in the net assets of discontinued operations.

    (k)  Use of Estimates
         Management has made a number of estimates and assumptions in preparing these financial statements to conform with generally accepted accounting principles. Actual results could differ from those estimates.

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (l) Stock Option Plans
         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock - Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

            ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Discontinued Operations

         In the fourth quarter of 1999 the Company adopted a plan to dispose of its industrial maintenance operations. On January 21, 2000, the Company signed an Asset Sale and Purchase Agreement (the Agreement) to sell substantially all of the assets of the Company's U.S. industrial maintenance operations and all the stock of the C. H. Heist, Ltd. to Onyx Industrial Services, Inc. (Onyx). Taken together, these operations comprise substantially all of the Company's industrial maintenance segment. The base selling price is $20,000,000 in cash plus the assumption by Onyx of certain trade liabilities. The selling price is subject to adjustment in the event that the net assets delivered differ from a targeted amount agreed to by the parties. Additionally, $7,000,000 of the selling price was subject to escrow pending the formal assignment of certain customer relationships to Onyx. Of the amount to be held in escrow, $6,000,000 is attributable to one customer relationship. Prior to closing the sale to Onyx on March 13, 2000, the Company obtained the necessary assignment from this customer thereby releasing the proceeds. Based upon its evaluation of the other customer assignments, the Company estimates that $300,000 of the remaining escrow will not be received and, accordingly, has excluded such amount from the estimated sales price in determining the loss on disposal of this segment.

         The Agreement includes certain other provisions, which could result in additional disposition costs for the Company. Such costs include environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs. The Company has estimated and recorded in 1999, its net loss from the sale of its industrial maintenance operations. Such loss includes management's best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the Agreement and the basis of disposed net assets as of the measurement date. The actual amounts for these items and accordingly, the actual loss from disposal may differ from the estimate.

         The estimated loss on the disposal of the industrial maintenance operations is $7,086,000 (net of tax benefit of $2,772,000), consisting of an estimated loss on disposal of the business of $5,509,000 and a provision of $1,577,000 for anticipated operating losses from the measurement date to the expected disposal in March, 2000 (holding period loss). The tax benefit recorded in connection with the loss on disposal differs from the tax benefit calculated by using statutory rates as a result of certain foreign currency exchange losses, net operating losses and foreign tax credit carryforwards, which are not expected to be realized. A summary of the operating results of discontinued operations are as follows:


         (In thousands)                                              Year ended
                                                         ----------------------------------
                                                         Dec. 26,      Dec. 27,    Dec. 28,
                                                           1999          1998       1997
                                                         --------      --------    --------
         Net service revenues                            $ 54,317       57,176      56,248
                                                         ========       ======      ======
         Income (loss) from discontinued operations
              before income tax expense (benefit)            (979)         537       1,699
         Income tax expense (benefit)                        (236)         119         964
                                                         --------       ------      ------
         Income (loss) from discontinued operations      $   (743)         418         735
                                                         ========       ======      ======

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The Company specifically allocates debt and interest expense that it attributes to each operating business segment. The amount of interest expense included in the income (loss) from discontinued operations was $409,000, $442,000 and $458,000 for the fiscal years 1999, 1998 and 1997, respectively. The amount of interest expense included in the holding period loss is $419,000.

Comprehensive income (loss) of these operations was $(266,000), $(234,000) and $236,000 in 1999, 1998 and 1997, respectively. The only item of other comprehensive income (loss) is foreign currency translation.

The income tax expense (benefit) attributable to discontinued operations differs from the amount determined by applying the statutory tax rate to income
(loss) from discontinued operations before income taxes due to the effects of higher foreign tax rates, net operating loss and tax credit carryforwards.

The industrial maintenance assets sold, the liabilities assumed by Onyx, the cumulative translation adjustment attributable to C.H. Heist, Ltd. and the accrued loss on sale have been segregated in the accompanying balance sheets as net assets of discontinued operations. The components are as follows:

          (In thousands)                            Dec. 26,         Dec. 27,
                                                     1999              1998
                                                   --------          ------

Current assets                                     $ 15,546          14,076
Property, plant & equipment, net ( note 3 )          15,196          14,977
Other assets                                            207              75
Current liabilities                                  (2,772)         (2,779)
Accrued loss on disposal                             (8,178)             --
Capital lease obligations                              (746)             --
Deferred income tax liabilities ( note 8 )             (577)           (404)
Foreign currency translation                          1,758           2,235
                                                   --------          ------
                                                   $ 20,434          28,180
                                                   ========         =======


(3)      Property, Plant and Equipment

         A summary of aggregate property, plant and equipment follows:

          (In thousands)                            Dec. 26,         Dec. 27,
                                                     1999              1998
                                                   --------          ------

Land                                               $  1,337           1,321
Building and improvements                             5,499           5,249
Machinery and equipment                              29,847          27,126
Automotive equipment                                 15,470          14,852
Office furniture and equipment                        7,996           7,329
Leasehold improvements                                  575             473
                                                   --------         -------
                                                     60,724          56,350
Less accumulated depreciation                        43,315          38,996
                                                   ========         =======
                                                   $ 17,409          17,354
                                                   ========         =======

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Property, Plant and Equipment, (cont.)

         Net property, plant and equipment has been allocated as follows:

          (In thousands)                            Dec. 26,         Dec. 27,
                                                     1999              1998
                                                   --------          ------

Continuing operations                               $ 2,213           2,377
Discontinued operations                              15,196          14,977
                                                    -------          ------
                                                    $17,409          17,354
                                                    =======          ======


(4)      Intangible Assets

         A summary of intangible assets follows:

          (In thousands)                            Dec. 26,         Dec. 27,
                                                     1999              1998
                                                   --------          ------

Goodwill, less accumulated
     amortization of $570 and $263                  $ 4,364          8,908

Other intangible assets less
     accumulated amortization
     of $910 and $493                                   516          1,544
                                                    -------         ------
                                                    $ 4,880         10,452
                                                    =======         ======


         In the fourth quarter of 1999 the Company recorded a pre-tax write down of $5,071,000 of intangible assets relating to its acquired information technology staffing companies. The intangibles, primarily goodwill, were determined to have been impaired as a result of the loss of a major customer in the fourth quarter of 1999, the less than anticipated operating results of the acquired businesses and their inability to meet the income projections that were used in determining the purchase prices that were paid for these companies. The Company determined the amount of the impairment by comparing the projected future discounted cash flows of the businesses to the carrying value of the assets. Discounts rates used were based on a risk adjusted rate of return.

(5)      Accrued Expenses

         A summary of accrued expenses follows:

          (In thousands)                            Dec. 26,         Dec. 27,
                                                     1999              1998
                                                   --------          ------


Payroll and other compensation                       $2,602          2,165
Insurance                                             2,956          1,206
Acquisition earnout costs (note 11)                     225          1,311
Other                                                 1,440            636
                                                     ======          =====
                                                     $7,223          5,318
                                                     ======          =====


           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)      Indebtedness

         The Company has a $25,000,000 unsecured bank line of credit under a revolving credit agreement. The interest rate on borrowings under the line of credit is elected weekly by the Company and is either (i) the bank's prime rate or (ii) the Secondary Market Certificate of Deposit
         (CD) Rate plus 3/4%. The rate in effect at December 26, 1999 is 6.955%. On July 31, 2000, the Company has the option of converting the then outstanding borrowings to a term loan, payable in twenty equal quarterly installments beginning August 1, 2001 and bearing interest at either (i) the bank's prime rate plus 1/2% or (ii) the Secondary Market CD Rate plus 1-1/2%. If converted, the company continues electing, on a weekly basis, the interest rate to be charged. The revolving credit agreement contains working capital requirements, and limits the amount of liabilities, capital expenditures and payment of cash dividends. Under the most restrictive of these provisions, $1,000,000 of retained earnings is free of dividend restrictions at December 26, 1999. Due to the sale of the industrial maintenance operations, the Company was not in compliance with certain of the covenants included in the agreement and as such obtained a waiver from the bank. The Company also pays a commitment fee of 1/4% per annum on the average daily unused portion. Compensating balances, may be, but are not required to be, maintained. The Company and the bank are in the early stages of negotiations on a new revolving credit facility tied to the Company's continuing operations.

         Long-term debt matures as follows assuming conversion, on July 31, 2000, of the amount due under the revolving credit agreement; $1,595,000 in 2001; $3,190,000 in 2002; $3,190,000 in 2003; $3,190,000
         in 2004; $3,190,000 in 2005; and $1,595,000 thereafter. The fair value of long-term debt approximates its recorded value.

(7)      Stock Option Plans

         The Company has reserved 375,000 common shares for issuance in conjunction with its 1991 Stock Option Plan (Plan). The Plan provides for the granting of incentive stock options and/or non qualified options to officers and key employees to purchase shares of common stock at a price not less than the fair market value of the stock on the dates options are granted. Such options are exercisable at such time or times as may be determined by the Compensation Committee of the Board of Directors and generally expire no more than ten years after grant. Options vest and become fully exercisable six months after the grant date.

         A summary of stock option activity follows on the next page.

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      Stock Option Plans, continued


                                                   Weighted        Options
                                   Stock           average       exercisable
                                  Options       exercise price   at year end
                                  -------       --------------   -----------

Outstanding Dec. 29, 1996         182,389         $ 7.80           182,389
  Canceled or expired             (12,905)          9.13
                                  -------

Outstanding Dec. 28, 1997         169,484           7.70           169,484
  Canceled or expired              (3,396)          7.98
                                  -------

Outstanding Dec. 27, 1998         166,088           7.69           166,088
  Canceled or expired              (3,812)          7.70
                                  -------

Outstanding Dec. 26, 1999         162,276         $ 7.69           162,276
                                  =======


At December 26, 1999, the range of exercise prices and weighted average contractual life of outstanding and exercisable options was $6.94 - $10.13 and
4.4 years, respectively. At December 26, 1999 there were 208,324 shares available for grant under the Plan.

In May 1996, the Company's shareholders approved the adoption of a Leveraged Stock Option Plan (Leveraged Plan) for key employees. The Leveraged Plan authorizes the issuance of options covering up to 375,000 shares of common stock. Pursuant to the Leveraged Plan, 10% of a participant's annual incentive compensation payment will be made in the form of stock options, which will be granted following the end of the fiscal year. The number of options and the exercise price are based on the average market price per share of common stock for the ten days prior to the calendar year end for which the option is granted. The exercise price of the options is subject to escalation at 8% per year over the original option price. Options vest after three years and will be exercisable over a ten-year period from the date of grant. The Compensation Committee of the Board of Directors establishes the percentage of the compensation to be applied towards the options and the escalation percentage of the options exercise price.

A summary of Leveraged Plan option activity is on the following page.

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      Stock Option Plans, continued


                                                                     Weighted
                                                                   average fair
                                                   Weighted          value of
                                                   average           options
                              Stock Options     exercise price       granted
                              -------------     --------------    ------------

Outstanding Dec. 29, 1996             --          $     --               --
Granted                           33,583              6.22         $   2.59
                                 -------

Outstanding Dec. 27, 1997         33,583              6.22
Granted                           38,803              7.02             2.54
                                 -------

Outstanding Dec. 27, 1998         72,386              6.88
Granted                           74,117              6.34         $   1.82
                                 -------

Outstanding Dec. 26, 1999        146,503          $   6.88
                                 =======



At December 26, 1999, the range of exercise prices and weighted average contractual life of outstanding options was $6.34 - $7.58 and 8.4 years, respectively. No options were exercisable as of December 26, 1999.

At December 26, 1999 there were 228,497 shares available for grant under the Leveraged Plan. The per share weighted average fair value of stock options granted was determined using the Black Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk free interest rates of 5.0%, 6.4% and 5.6%; expected dividend yield - none for all years; expected life of ten years for all years; and volatility of 22%, 28% and 24%, respectively.

Based on the fair value of all options at the grant date, the Company's net earnings (loss) and earnings (loss) per share from continuing operations would have been reduced to the pro forma amounts indicated below:

             (In thousands, except per share data)
                                                                                       Year ended
                                                                    ----------------------------------------------
                                                                      Dec. 26,           Dec. 27,         Dec. 28,
                                                                        1999               1998             1997
                                                                     -----------        --------          --------

Net earnings (loss) from                          As reported        $ (3,956)           876                163
     continuing operations                        Pro forma            (4,016)           842                148
Basic and diluted net earnings (loss)             As reported        $  (1.37)           .30                .06
     per share from continuing operations         Pro forma             (1.39)           .29                .05


           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      Income Taxes

         The components and allocation of the total provision for income tax expense (benefit) is as follows:


                  (In thousands)
                                                      Year ended
                                        ---------------------------------------
                                        Dec. 26,       Dec. 27,        Dec. 29,
                                          1999           1998            1997
                                        --------       --------        --------

Current expense (benefit):
      Federal                           $   (13)           655            (50)
      State                                  66             75            257
      Foreign                               150            453            891
                                        -------         ------         ------

           Total current                    203          1,183          1,098
                                        -------         ------         ------

Deferred expense (benefit):
      Federal                            (3,121)          (167)            54
      State                                 (70)          (173)            10
      Foreign                                48              1            (56)
                                        -------         ------         ------

           Total deferred                (3,143)          (340)             8
                                        -------         ------         ------

                                        $(2,940)           843          1,106
                                        =======         ======         ======


Continuing operations                   $    68            724            142
Discontinued operations                  (3,008)           119            964
                                        -------         ------         ------

                                        $(2,940)           843          1,106
                                        =======         ======         ======

         The source of aggregate earnings (loss) before income taxes is as follows:


                  (In thousands)
                                                      Year ended
                                        ---------------------------------------
                                        Dec. 26,       Dec. 27,        Dec. 29,
                                          1999           1998            1997
                                        --------       --------        --------

Earnings (loss) before income taxes:
     Continuing operations:
           Domestic                      $ (3,888)         1,600           305
                                         --------         ------         -----
     Discontinued operations:
           Domestic                       (11,225)          (439)           43
           Foreign                            388            976         1,656
                                         --------         ------         -----
                                          (10,837)           537         1,699
                                         --------         ------         -----

                                         $(14,725)         2,137         2,004
                                         ========         ======         =====


           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      Income Taxes, continued

         Actual income taxes from continuing operations differ from the "expected" taxes (computed by applying the U.S. Federal corporate tax rate of 34% to earnings (loss) before income taxes) as follows:


                  (In thousands)
                                                               Year ended
                                                  ------------------------------------
                                                   Dec. 26,      Dec. 27,     Dec. 28,
                                                     1999          1998         1997
                                                   -------       --------     --------

Computed expected tax expense                      $(1,322)         544          104

Adjustments resulting from:
      State tax, net of Federal tax benefit              1           52           22
      Goodwill amortization and impairment           1,287           62           --
      Meals & entertainment                             47           31           20
      Other                                             55           35           (4)
                                                   -------         ----         ----

                                                   $    68          724          142
                                                   =======         ====         ====

Effective tax rate                                    (1.7%)       45.3%        46.6%
                                                   =======         ====         ====


         The tax effects of temporary differences that give rise to the aggregate deferred tax assets and liabilities are as follows:


                  (In thousands)
                                                         Dec. 26,     Dec. 27,
                                                          1999         1998
                                                        ---------     --------
Deferred tax assets:
      Allowance for doubtful receivables                $    165         154
      Accrued insurance expense                              796         429
      Accrued loss on disposal                             2,623          --
      Accumulated amortization of other assets               675          92
      Foreign tax and other credit carryforwards           9,297          --
      Operating loss carryforwards                           656         581
      Other                                                  550         398
                                                        --------      ------
                                                          14,762       1,654
      Valuation allowances                                (3,682)       (446)
                                                        --------      ------
                                                          11,080       1,208
                                                        --------      ------

Deferred tax liabilities:
     Accumulated depreciation of plant and equipment        (711)       (575)
     Undistributed earnings of foreign subsidiary         (6,593)         --
                                                        --------      ------
                                                          (7,304)       (575)
                                                        --------      ------

Net deferred tax assets                                 $  3,776         633
                                                        ========      ======


           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)      Income Taxes, continued

         Net deferred tax assets are allocated between continuing and discontinued operations as follows:


                                                           Dec. 26,    Dec. 27,
                                                             1999        1998
                                                             ----        ----
Continuing operations:
      Current deferred tax assets                            1,100        550
      Long-term deferred tax assets                            909        411
                                                             -----       ----
                Net deferred tax assets                      2,009        961
                                                             -----       ----

Discontinued operations:
      Current deferred tax assets                            2,344         76
      Long-term deferred tax liabilities                      (577)      (404)
                                                             -----       ----
                Net deferred tax assets (liabilities)        1,767       (328)
                                                             -----       ----

                Net deferred tax assets                      3,776        633
                                                             =====       ====

         In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, management has provided valuation allowances for those deferred tax assets that are not expected to be realized.

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Employee Benefit Plans

         The Company has two qualified noncontributory defined benefit pension plans covering substantially all of its non-bargaining unit personnel in the United States. There is one plan for employees of each service segment. The benefits are based on years of service and the employee's average compensation during employment. Pension costs are funded as required by applicable regulations. Plan assets are invested in a diversified portfolio, which includes common stocks, bond and mortgage obligations, insurance contracts and money market funds.

         The following tables set forth the funded status of the plans at the October 1 measurement date and the components of pension expense:

                  (In thousands)
                                                               Dec. 26,         Dec. 27,
                                                                1999              1998
                                                               --------         --------
Change in benefit obligation:
      Benefit obligation at beginning of year                  $ 5,044           3,593
           Service cost                                            211             467
           Interest                                                222             233
           Actuarial (gain) loss                                  (544)            783
           Benefits paid                                           (48)            (32)
           Effect of curtailment                                  (864)             --
                                                               -------           -----
               Benefit obligation at end of year               $ 4,021           5,044
                                                               =======          ======

Change in plan assets:
      Fair value of plan assets at beginning of year           $ 4,153           3,806
           Actual return on plan assets                            252             137
           Company contributions                                   215             242
           Benefits paid                                           (48)            (32)
                                                               -------           -----
               Fair value of plan assets at end of year        $ 4,572           4,153
                                                               =======          ======

Reconciliation of funded status:
       Funded status (underfunded)/overfunded                  $   551            (891)
       Unrecognized net actuarial (gain)/loss                     (385)             89
       Unrecognized transition obligation                           --               9
       Unrecognized prior service cost                              --             562
                                                               -------           -----
           Prepaid (accrued) benefit cost                      $   166            (229)
                                                               =======          ======

Principal actuarial assumptions are:
      Weighted average discount rate                               6.0%            5.5%
      Weighted average return on plan assets                       7.9%            7.9%
      Rate of compensation increase                                3.9%            3.9%


           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Employee Benefit Plans, continued


         (In thousands)
                                                       Year ended
                                            ----------------------------------
                                            Dec. 26,     Dec. 27,     Dec. 28,
                                              1999         1998         1997
                                            --------     --------     --------
Pension expense:
  Service cost                               $ 211          467          411
  Interest cost                                222          232          199
  Expected return on plan assets              (333)        (292)        (242)
  Recognized net actuarial loss                 --          (39)         (47)
  Amortization of transition obligation         --            3            3
  Amortization of prior service costs           --           62           62
  Curtailment gains                           (281)          --           --
                                             -----         ----         ----
          Total pension expense              $(180)         433          386
                                             =====         ====         ====


         On January 15, 1999 the Company announced its intention to terminate its qualified noncontributory defined benefit pension plans covering substantially all of its non-bargaining unit personnel in the United States. The net assets of the plans will be allocated, as prescribed by ERISA and its related regulations. The Company has recognized $281,000 of curtailment gains in 1999 of which $167,000 is included in continuing operations.

         The Company maintains a qualified defined contribution plan covering the non-bargaining unit employees in the United States. The Company matches the contributions of participating employees, with a maximum contribution limit, on the basis of the percentages specified in the plan. The matching contributions were $270,000, $47,000 and $16,000 in 1999, 1998 and 1997 respectively. Of these amounts $150,000, $15,000 and $16,000 were allocated to continuing operations.

(10)     Industry Segments

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

         Corporate assets not allocated consist primarily of cash equivalents. There are no cash equivalents as of December 26, 1999. Operating segment data as of and for each of the years ended December 26, 1999, December 27, 1998 and December 28, 1997 are as follows:

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)     Industry Segments, continued


         (In thousands)
                                                   Dec. 26,      Dec. 27,      Dec. 28,
                                                     1999          1998          1997
                                                   --------      --------      --------
Staffing services:
      Net revenues                                 $ 98,094        78,471       63,268
      Intersegment revenues                             116           101           39
                                                   --------       -------       ------
        Total revenues                               98,210        78,572       63,307
      Cost of services                               75,885        60,059       48,740
      Selling, general & administrative:
         Operations                                  15,717        11,986       10,344
         Allocated overhead                           3,484         3,141        2,616
                                                   --------       -------       ------
                                                                                ------
          Total selling general & admin              19,201        15,127       12,960
      Amortization                                      724           506          215
      Intangible asset impairment                     5,071            --           --
      Operating income (loss)                        (2,787)        2,779        1,353
      Depreciation                                      684           426          409
      Assets                                         22,639        25,603       12,555
      Capital expenditures and acquisitions        $  2,306         8,039        2,581
                                                   ========       =======       ======

Industrial maintenance services:
      Net revenues                                 $ 54,317        57,176       56,248
      Cost of services                               37,404        37,599       36,550
      Selling, general & administrative:
         Operations                                  13,806        13,911       13,301
         Overhead                                     6,092         5,998        4,892
                                                   --------       -------       ------
          Total selling general & admin              19,898        19,909       18,193
      Amortization                                        6            18           32
      Operating income (loss)                        (2,991)         (350)       1,473
      Depreciation                                    4,212         4,360        4,701
      Assets                                         31,308        27,134       29,414
      Capital expenditures                         $  2,684         5,322        4,127
                                                   ========       =======       ======

Corporate assets                                   $     --         1,284        2,117
                                                   ========       =======       ======


         The difference between segment assets and total assets as presented on the consolidated balance sheet are a result of the netting of certain liabilities against assets for discontinued operations and deferred tax assets against liabilities for consolidation.

         Operating income (loss) for each of the segments differs from the corresponding amounts of continuing and discontinued operations on the consolidated statements of operations as a result of certain corporate overhead allocations. These costs, which are expected to continue subsequent to the industrial maintenance sale, are allocated for segment purposes but have been fully charged to continuing operations in the consolidated statements of operations. A reconciliation of these differences follows:

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (10)      Industry Segments, continued


         (In thousands)
                                                   Dec. 26,      Dec. 27,      Dec. 28,
                                                     1999          1998          1997
                                                   --------      --------      --------
Staffing services:
      Operating income (loss)                      $(2,787)       2,779         1,353
      Reclassification of continuing expenses         (672)        (886)         (667)
                                                   =======       ======        ======
Continuing operating income(loss)                   (3,459)       1,893           686
                                                   =======       ======        ======

Industrial maintenance services:
      Operating income (loss)                       (2,991)        (350)        1,473
      Reclassification of continuing expenses          672          886           667
                                                   -------       ------        ------
Discontinued operating income (loss)                (2,319)         536         2,140
Operating loss from measurement date to
     end of fiscal year                              1,346           --            --
Interest expense                                      (409)        (442)         (458)
Other income                                           403          443            17
                                                   -------       ------        ------
Income (loss) from discontinued operations
      before income tax expense (benefit)          $  (979)         537         1,699
                                                   =======       ======        ======



         A summary of financial data (in U.S. dollars) relating to the Company's Canadian industrial maintenance operation follows:


         (In thousands)
                                        Year ended
                            ------------------------------------
                            Dec. 26,      Dec. 27,      Dec. 28,
                              1999          1998          1997
                            --------      --------      --------

Identifiable assets         $10,402         9,830        10,570
Liabilities                   1,218         1,312         1,921
Net service revenues         14,627        16,149        16,300


(11)     Acquisitions

         Between September 1996 and November 1998 the Company acquired five information technology staffing businesses in various regions of the United States. These acquisitions were accounted for by the purchase method of accounting and accordingly, the results of operations since the respective dates of acquisition are included in the consolidated statements of operations. The purchase prices have been allocated to assets acquired and liabilities assumed based on their fair values at the acquisition date. Including earnout payments, the aggregate purchase price for these acquisitions was $13,179,000 and was primarily paid in cash. In 1999, the Company recorded an impairment charge related to the intangible assets acquired in these transactions (note 4).

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)     Lease Commitments

         The Company and its subsidiaries occupy certain facilities under noncancellable operating lease arrangements. Expenses under such arrangements amounted to $1,234,000, $1,064,000 and $941,000 in 1999,
         1998 and 1997, respectively of which $947,000, $772,000, and $653,000, respectively relate to continuing operations.

         In addition, the Company leases certain automotive and office equipment under noncancellable operating lease arrangements, which provide for minimum monthly rentals. Expenses under such arrangements amounted to $814,000, $924,000 and $855,000 in 1999, 1998, and 1997,
         respectively of which $238,000, $270,000 and $267,000, respectively relate to continuing operations.

         Management expects that in the normal course of its continuing operations, new leases will replace leases that expire. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

         A summary of future minimum operating lease payments for continuing operations at December 26, 1999 follows:

                                     (In thousands)
                                                       Real
                           Year       Property       Equipment
                           ----       --------       ---------
                           2000        $827           $236
                           2001         548             81
                           2002         345             22
                           2003         209             --

(13)     Contingencies

         The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company's financial condition or liquidity.

(14)     Subsequent event

         On March 6, 2000, the shareholders approved an Agreement and Plan of Merger (the Merger Agreement) effecting a reincorporation (Reincorporation) of the C.H. Heist Corp. by merger into Ablest Inc., a Delaware corporation (Delaware Company) formed for the Reincorporation and as a result, C.H. Heist Corp.'s name will be changed to Ablest Inc. The Reincorporation will be effective upon the filing of related documentation in Delaware and New York after the consummation of the Agreement with Onyx, all of which occurred on March 13, 2000.

         Upon completion of the merger, (i) C.H. Heist Corp. will cease to exist, (ii) the Delaware Company will continue to operate the business of the Company under the name Ablest Inc., (iii) the shareholders of the Company will automatically become the stockholders of the Delaware Company, (iv) the business will be governed under the laws of Delaware rather than New York, (v) options to purchase common shares of the Company automatically will be converted into options to acquire an equal number of shares of the Delaware Company's common stock, and
         (vi) no change will occur in the physical location, business, management, assets, liabilities or net worth of the Company as such exist immediately following consummation of the Agreement with Onyx.

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)     Subsequent event, continued

         Each outstanding common share of the Company, $.05 par value, automatically will be converted pro-rata into one share of the Delaware Company common stock, $.05 par value. The Delaware Company's bylaws and charter authorize the issuance of 7,500,000 shares of common stock and 500,000 shares of preferred stock.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information in response to this item is hereby incorporated by reference to the information under the caption "Nominees for Directors" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 16, 2000, except insofar as information with respect to executive officers is presented in Part I hereof.

ITEM 11. Executive Compensation

The information in response to this item is hereby incorporated by reference to the information under the caption "Compensation of Executive Officers" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in conjunction with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 16, 2000; provided, however, that information appearing in the proxy statement under the headings "Report on Executive Compensation by the Compensation Committee and Board of Directors" and "Common Stock Performance" is not incorporated herein and should not be deemed to be included in this document for any purposes.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information in response to this item is hereby incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 16, 2000.

ITEM 13. Certain Relationships and Related Transactions

The information in response to this item is hereby incorporated by reference to the information under the caption "Certain Transactions" presented in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 16, 2000.


                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      The following documents are filed as part of this Report:

                  (1)      Financial Statements and Schedules

                  See Index to Financial Statements and Schedules at page 14.

                  (2)      Exhibits

Exhibits identified below are filed herewith or incorporated herein by reference to the documents indicated in parentheses.

Exhibit
Number     Description

 2.1 Agreement and Plan of Merger between C. H. Heist Crop. And Ablest Inc. dated February 4, 2000. (Exhibit to the Company's Form 8-K report dated March 22, 2000)

 3.1 Certificate of Incorporation of the Company (Attached as an exhibit to the Company's definitive Proxy Statement in connection with the special meeting of shareholders held on March 6, 2000)

 3.3 By-laws of the Registrant. (Attached as an exhibit to the Company's definitive Proxy Statement in connection with the special meeting of shareholders held on March 6, 2000)

10.1 Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (Exhibit to the Company's Form 8-K report dated March 22, 2000)

10.2 Business Loan Agreement with Manufacturers and Traders Trust Company dated December 22, 1994. (Exhibit to the Company's Form 10-K report for the year ended December 25, 1994)

10.3 Corporate Revolving Term Loan Agreement with Manufacturer and Traders Trust Company dated August 21, 1995 (Exhibit to the Company's Form 10-K report for the year ended December 31, 1995)

10.4 Amendment to Business Loan Agreement dated October 25, 1996 (Exhibit to the Company's Form 10-K Report for the year ended December 29,
         1996)

10.5 EVA Incentive Plan (Incorporated herein by reference to the Company's definitive Proxy Statement in connection with its annual meeting held on May 10, 1996)

10.6 Leveraged Stock Option plan (Incorporated herein by reference to the Company's definitive Proxy Statement in connection with its annual meeting held on May 10, 1996)

10.7 Purchase Agreement dated as of April 13, 1998, with Milestone Technologies, Inc. (Exhibit to the Company's Form 8-K report dated April 24, 1998)

10.8 Amendment Agreement dated November 13, 1997, to Corporate Revolving and Term Loan Agreement (Exhibit to the Company's Form 10-K Report for the year ended December 28, 1997)

10.9*    Amendment dated January 31, 2000, to Business Loan Agreement

15*      Letter regarding Unaudited Interim Financial Information

21*      Subsidiaries of the Registrant

23* Consent of KPMG LLP to incorporation of their reports into Forms S-8 No. 33-48497 and No. 333- 26007

27.1*    Financial Data Schedule

---------------------
* Filed herewith

b)       No reports on Form 8-K were filed by the Company during 1999.

The Company will furnish, without charge to a security holder upon request, a copy of the documents portions of which are incorporated by reference herein and will furnish any other exhibit at cost.

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                  Index to Financial Statements and Schedules

                                   Form 10-K
                               Items 8, 14(a)(1)


                                                                                           Page Reference
                                                                                           --------------

The financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below:

        Independent Auditors' Report                                                             15

        Financial Statements:
        Consolidated Balance Sheets as of December 26, 1999 and December 27, 1998                16

        Consolidated Statements of  Operations for the years
        ended December 26, 1999, December 27, 1998 and December 28, 1997                         17

        Consolidated Statements of  Stockholders' Equity for the years ended December 26,
        1999, December 27, 1998 and December 28, 1997                                            18

        Consolidated Statements of Cash Flows for the years ended December 26, 1999,
        December 27, 1998 and December 28, 1997                                                  19-20

        Notes to Consolidated Financial Statements                                               21-38

The following consolidated financial statement schedules for the Registrant and its subsidiaries are included in Item 14(a)(1):

        Independent Auditors' Report on Financial Statement Schedules                            43

        Schedule:
        II - Valuation Account                                                                   44


Schedules other than those listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the consolidated financial statements, including the notes thereto.

         Independent Auditors' Report On Financial Statement Schedules


The Board of Directors
Ablest Inc. (formerly C.H. Heist Corp.):



Under date of February 18, 2000, except as to notes 2 and 14 which are as of March 13, 2000 and March 6, 2000, respectively, we reported on the consolidated financial statements of Ablest Inc. (formerly C. H. Heist Corp.) and subsidiaries as listed in the accompanying index. These consolidated financial statements and our report thereon are included in this annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          KPMG LLP

Buffalo, New York
February 18, 2000

                                                                    Schedule II

           ABLEST INC. (formerly C. H. HEIST CORP.) AND SUBSIDIARIES

                               Valuation Account


                                                           Additions
                                       Balance at          Charged to           Accounts              Balance
                                       Beginning            Cost and           Receivable             At end
Allowance for Doubtful Accounts (1):   Of period            Expenses           Written-off           Of period
                                        --------           ----------          -----------           ---------

Year ended December 28, 1997            $110,957             472,288            (256,034)             327,211

Year ended December 27, 1998             327,211                  26             (22,355)             304,882

Year ended December 26, 1999             304,882             196,701            (123,953)             377,630


(1) Excludes valuation accounts for discontinued operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2000

                                          ABLEST INC.



                                          By: /s/ Mark P. Kashmanian
                                          -------------------------------------
                                                  Mark P. Kashmanian
                                                  Treasurer, Chief Accounting
                                                  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

ABLEST INC.



By:  /s/ Charles H. Heist
   ------------------------------------------
         Charles H. Heist
         Chairman of the Board and
         Acting Chief Financial Officer

By:   /s/ W. David Foster
   ------------------------------------------
          W. David Foster
          Director and Chief Executive Officer

By:  /s/ Ronald K. Leirvik
   ------------------------------------------
         Ronald  K. Leirvik
         Director


By:  /s/ Charles E. Scharlau
   ------------------------------------------
         Charles E. Scharlau
         Director


By:  /s/ Richard W. Roberson                      By: /s/ Donna R. Moore
   ------------------------------------------        --------------------------
         Richard W. Roberson                              Donna R. Moore
         Director                                         Director

March 23, 2000

                                 EXHIBIT INDEX


Exhibit                                                               Page or
Number   Description                                                 Reference
------   -----------                                                 ---------
2.1      Agreement and Plan of Merger by C. H. Heist Corp. and
         Ablest Inc. Dated and approved by the Board of Directors
         on February 4,                                                  1

3.1      Certificate of Incorporation of the Registrant                  2

3.2      By-laws of the Registrant adopted on  March 13, 2000.           2

10.1     Asset Sale and Purchase Agreement between
         C. H. Heist Corp., Onyx Industrial Services, Inc.
         dated January 17, 2000                                          1

10.2     Business Loan Agreement with Manufacturers and
         Traders Trust Company Dated December 22, 1994                   3

10.3     Corporate Revolving Term Loan Agreement with
         Manufacturers and traders Trust company Dated
         August 21, 1995                                                 6

10.4     Amendment to Corporate Revolving Term Loan
         Agreement with Manufacturers and Traders Trust
         Company dated October 25, 1996                                  7

10.5     EVA Incentive Plan                                              4

10.6     Leveraged Stock Option Plan                                     4

10.7     Purchase agreement dated April 13, 1998, with
         Milestone Technologies, Inc.                                    5

10.8     Amendment dated November 13, 1997, to the
         Corporate Revolving and Term Loan Agreement                     8

10.9     Amendment dated January 31, 2000, to the Corporate
         Revolving and Term Loan Agreement                               9

21       Subsidiaries of Registrant                                      9

23       Consent of KPMG to incorporation of reports
         into Forms S-8 No. 33-48497 and No. 333-26007                   9

27.1     Financial Data schedule                                         9
-----------------




(1) Filed as Exhibit to the Registrant's Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's definitive Proxy Statement in connection with its Special Meeting of shareholders held on March 6, 2000.

(3) Filed as an Exhibit to the Registrant's Form 10-K Report for the year ended December 25, 1994 and incorporated herein by reference.

(4) Filed as part of Registrant's definitive Proxy statement in connection with its annual meeting of shareholders held on May 10, 1997 and incorporated herein by reference.

(5) Filed as an Exhibit to the Registrant's form 8-K report dated April 24, 1998 and incorporated herein by reference.

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
