Form 10-Q
period 2000-04-02
ABLEST INC
filed 2000-05-12
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended April 2, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-7907


                                  Ablest Inc.
                                  -----------
            (Exact name of registrant as specified in its charter)


           Delaware                                            65-0978462
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


      1901 Ulmerton Road, Suite 300
           Clearwater, Florida                                   33762
           -------------------                                   -----
(Address of principal executive offices)                       (Zip Code)


                                  727-461-5656
                                  ------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)


Former address:

              810 North Belcher Road

              Clearwater, Florida  33765



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - April 14, 2000.

            Common stock, $.05 par value                2,892,563
            ----------------------------                ---------
                       (Class)                      (Outstanding shares)

                          ABLEST INC. AND SUBSIDIARIES

                                     Index


Part I
      Financial Information
            Condensed Consolidated Balance Sheets -
                  April 2, 2000 - (Unaudited) and December 26, 1999           3

            Condensed Consolidated Statements of Operations -
                  (Unaudited) Fourteen week period ended April 2, 2000
                  and thirteen week period ended March 28, 1999               4

            Condensed Consolidated Statements of Cash Flows -
                  (Unaudited) Fourteen week period ended April 2, 2000
                  and thirteen week period ended March 28, 1999.              5

            Notes to Condensed Consolidated Financial Statements          6 - 9

            Independent Auditors' Review Report                              10

            Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                    11 - 13

Part II
            Other Information                                                14

            Signatures                                                       15





                                   * * * * *

                          Part I-Financial Information
                          ABLEST INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)


                                                                       April 2,    December 26,
                                                                        2000           1999
                                                                     -----------   ------------
                                                                     (Unaudited)
                                    Assets
Current assets:
     Cash and cash equivalents                                        $  1,255           562
     Receivables                                                        11,492        13,492
     Prepaid expenses and other                                            792           419
     Deferred income taxes                                               1,957         1,100
                                                                      --------       -------
                      Total current assets                              15,496        15,573


Net property, plant and equipment                                        1,880         2,213
Deferred income taxes                                                    1,047           909
Intangible assets, net                                                   4,789         4,880
Net assets of discontinued operations (note 5)                           1,713        20,434
                                                                      --------       -------
                                                                      $ 24,925        44,009
                                                                      ========       =======

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                 $    725         1,468
     Accrued expenses                                                    4,782         7,223
                                                                      --------       -------
                     Total current liabilities                           5,507         8,691

Long-term debt, excluding current installments                              --        15,950
Other liabilities                                                          453           756
                                                                      --------       -------
                     Total liabilities                                   5,960        25,397
                                                                      --------       -------
Stockholders' equity (note 3):
     Common stock of $.05 par value. Authorized
        8,000,000 shares; issued 3,178,092 and 3,167,092
        shares for 2000 and 1999, respectively                             159           158
     Additional paid-in capital                                          4,362         4,285
     Retained earnings                                                  15,666        15,391
                                                                      --------       -------
                                                                        20,187        29,377
     Less cost of common stock in treasury: 285,529
       shares                                                           (1,222)       (1,222)
                                                                      --------       -------
                     Total stockholders' equity                         18,965        18,612
                                                                      --------       -------
                                                                      $ 24,925        44,009
                                                                      ========       =======

See accompanying notes to condensed consolidated financial statements.

                          ABLEST INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                       (In thousands, except share data)


                                                                                    Fourteen          Thirteen
                                                                                   Week period       Week period
                                                                                      Ended             Ended
                                                                                     April 2,         March 28,
                                                                                      2000              1999
                                                                                   -----------       ----------
Net service revenues                                                               $    25,893           21,682
Cost of services                                                                        20,021           16,769
                                                                                   -----------       ----------
                 Gross profit                                                            5,872            4,913
Selling, general and administrative expenses                                             5,663            4,602
Amortization of intangible assets                                                           92              181
                                                                                   -----------       ----------
                 Operating income                                                          117              130
                                                                                   -----------       ----------

Other income (expense):
     Interest expense, net                                                                (106)            (143)
     Miscellaneous, net                                                                    128               (3)
                                                                                   -----------       ----------
                 Total other income (expense), net                                          22             (146)
                                                                                   -----------       ----------


                 Income (loss) before income taxes from continuing operations              139              (16)


Income tax expense (benefit)                                                                64               (7)
                                                                                   -----------       ----------
                 Net earnings (loss) from continuing operations                             75               (9)
                                                                                   -----------       ----------

Discontinued operations (note 5):
     Loss from discontinued operations, net of income taxes                                 --              (85)
     Adjustment of loss on sale of discontinued operations,
            net of income taxes                                                            200               --
                                                                                   -----------       ----------
                                                                                           200              (85)
                                                                                   -----------       ----------

                 Net earnings (loss)                                                       275              (94)
                                                                                   ===========       ==========

Basic and diluted net earnings (loss) per share:
     Continuing operations                                                                 .03               --
     Loss from discontinued operations                                                      --             (.03)
     Adjustment to loss on sale of discontinued operations                                 .07               --
                                                                                   -----------       ----------
                                                                                   $       .10             (.03)
                                                                                   ===========       ==========

Weighted average number of common shares outstanding                                 2,882,685        2,880,271
                                                                                   ===========       ==========



See accompanying notes to condensed consolidated financial statements.

                          ABLEST INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                 (In thousands)


                                                                    Fourteen week   Thirteen week
                                                                    period ended    period ended
                                                                      April 2,        March 28,
                                                                       2000             1999
                                                                    -------------   ---------------
Cash flows from operating activities:
     Net earnings (loss) from continuing operations                  $     75             (9)
     Adjustments to reconcile net earnings (loss) to net cash
          provided (used) by operating activities:
          Depreciation                                                    302            145
          Amortization of intangible assets                                92            181
          Gain on disposal of property, plant
               and equipment, net                                        (114)            --
          Deferred income taxes                                          (118)            --
          Changes in assets and liabilities (see below)                 1,048           (712)
                                                                     --------         ------
   Net cash provided (used) by operating activities
        of continuing operations                                        1,285           (395)
                                                                     --------         ------

Cash flows from investing activities:
     Additions to property, plant and equipment                          (192)          (321)
     Proceeds from disposal of property, plant and equipment              364             --
     Acquisitions and earnout payments, net of cash acquired             (225)        (1,319)
      Cash transfer from discontinued operations (Note 5)               8,683             --
                                                                     --------         ------
   Net cash (used)/provided by investing activities of
    Continuing operations                                               8,630         (1,640)
                                                                     --------         ------

Cash flows from financing activities:
     Proceeds from bank line of credit borrowings                       4,800          5,150
     Repayment of bank line of credit borrowings                      (14,100)        (3,250)
     Proceeds from exercise of stock options                               78             --
                                                                     --------         ------
   Net cash provided (used) by financing activities
        of continuing operations                                       (9,222)         1,900
                                                                     --------         ------

Net increase (decrease) in cash from continuing operations                693           (135)
Net increase in cash from discontinued operations (note 5)              8,683             19
Less amount transferred to continuing operations                       (8,683)            --
                                                                     --------         ------
Net increase (decrease) in cash                                           693           (116)
Cash and cash equivalents at beginning of period                          562          1,322
                                                                     --------         ------
Cash and cash equivalents at end of period                           $  1,255          1,206
                                                                     ========         ======

Changes in assets and liabilities providing (using) cash (1):
     Receivables                                                     $  2,000           (956)
     Prepaid expenses and other                                        (1,466)          (520)
     Accounts payable                                                     691             56
     Accrued expenses                                                      (8)           744
     Other liabilities                                                   (169)           (36)
                                                                     --------         ------
          Total                                                      $  1,048           (712)
                                                                     ========         ======

(1) Excludes changes resulting from discontinued operations.


See accompanying notes to condensed consolidated financial statements

                          ABLEST INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. In the opinion of management of Ablest Inc. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of April 2, 2000 and the results of its operations and cash flows for the fourteen week period ended April 2, 2000 and the thirteen week period ended March 28, 1999.

2. The results of operations for the fourteen-week period ended April 2, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the fourteen week period ended April 2, 2000 are summarized as follows (in thousands, except shares):


                                          Additional                                             Total
                                 Common    paid-in     Retained      Treasury      Stock      stockholders'
                                 stock     capital     earnings      Shares        Amount        equity
                                 -----    ----------   --------      -------      -------       -------
Balance at December 26, 1999      $158      $4,285      $15,391      285,529      $(1,222)      $18,612
Net earnings                        --          --          275           --           --           275
Exercised stock options              1          77           --           --           --            78
                                  ----      ------      -------      -------      -------       -------
Balance at April 2, 2000          $159      $4,362      $15,666      285,529      $(1,222)      $18,965
                                  ====      ======      =======      =======      =======       =======


4. For the 14 week period ended April 2, 2000, 65,429 additional stock options were granted and 47,606 stock options expired. As of April 2, 2000 and December 26, 1999, the Company had exercisable options outstanding to employees to purchase 164,665 and 166,088 common shares, respectively at prices ranging from $6.94 to $10.13 per share.


5. On March 13, 2000 the Company sold substantially all of its industrial maintenance segment to Onyx Industrial Services, Inc. (Onyx). The base selling price was $19,700,000 in cash plus the assumption by Onyx of certain trade liabilities of approximately $2,600,000.

         The terms of the sale include certain other provisions, which could result in additional disposition costs for the Company. Such costs include environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs. The Company estimated and recorded in the fourth quarter of 1999, an estimated net loss from the sale of its industrial maintenance operations of $7,086,000. Such loss included management's best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the agreement and the basis of disposed net assets as of the measurement date.

         During the first quarter of 2000, the Company recorded an adjustment to the previously recorded loss on the sale by $200,000 (net of taxes of $241,000) as actual amounts related to the transaction were compared to the fourth quarter estimates. At April 2, 2000, the remaining accrued loss on disposal is approximately $2,100,000 and represents management's current best estimate of remaining costs associated with the transaction.

                          ABLEST INC. AND SUBSIDIARIES

                                  (Unaudited)


         A summary of the operating results of discontinued operations are as follows:

                                                                Thirteen
                                                              Week period
                                                                 Ended
                                                               March 28,
                                                                  1999
                                                                 -----
         Loss from discontinued operations before
            income tax expense benefit                           $(156)
         Income tax  benefit                                       (71)
                                                                 -----
         Loss from discontinued operations                       $ (85)
                                                                 =====


The Company specifically allocates debt and interest expense that it attributes to each operating business segment. The amount of net interest expense included in the loss from discontinued operations was $95,000 for the thirteen weeks ended March 28, 1999.

The net assets of discontinued operations at April 2, 2000, represent residual assets (such as certain remaining property held for sale, remaining amounts due from Onyx for certain trade payables paid by Ablest on their behalf, and deferred tax assets expected to reverse upon filing the 2000 tax return) and liabilities (primarily consisting of the remaining accrual for the loss on disposal).

The proceeds received from the sale were used to discharge bank debt allocated to industrial maintenance and pay various transaction costs. The remaining cash of $8,683,000 was transferred to continuing operations and primarily used to repay debt allocated to staffing services.

                          ABLEST INC. AND SUBSIDIARIES

                                  (Unaudited)


6. Prior to March 13, 2000, the Company had two professional service segments: staffing and industrial maintenance services. Staffing services are provided on a temporary and contract basis to businesses in clerical, light industrial and technology professional sectors throughout the eastern United States and select southwestern U.S. markets. Industrial maintenance serviced a wide range of industries by providing hydroblasting, painting, sandblasting, and vacuuming of industrial wastes throughout the eastern United States and Canada. Operating segment data is as follows (in thousands):

                                                            Fourteen      Thirteen
                                                           Week period   Week period
                                                              Ended         Ended
                                                            April 2,      March 28,
                                                              2000          1999
                                                           -----------   ----------
         Staffing services:
            Net revenues                                    $ 25,893        21,682
            Intersegment revenues                                 43            31
                                                            --------       -------
              Total revenues                                  25,936        21,713
            Cost of services                                  20,021        16,769
            Selling, general & administrative:
              Operations                                       5,179         3,592
              Allocated overhead                                 484           842
                                                            --------       -------
                Total selling general & administrative         5,663         4,434
            Amortization                                          92           181
            Operating income                                     117           298
            Depreciation                                         302           145
            Assets                                            20,226        25,470
            Capital expenditures and acquisitions           $    417         1,641
                                                            ========       =======

         Industrial maintenance services:
            Net revenues                                    $ 12,565        14,419
            Cost of services                                   8,637         9,514
            Selling, general & administrative:
              Operations                                       3,050         3,582
              Overhead                                           882         1,535
                                                            --------       -------
                Total selling general & administrative         3,932         5,117
            Amortization                                           1             2
            Operating loss                                        (5)         (214)
            Depreciation                                         629         1,084
            Assets                                             4,540        30,222
            Capital expenditures                            $    256         1,082
                                                            ========       =======

         Corporate assets                                   $     --           987
                                                            ========       =======

                          ABLEST INC. AND SUBSIDIARIES

                                  (Unaudited)


The difference between segment assets and total assets as presented on the consolidated balance sheet are generally a result of the netting of certain liabilities against assets for discontinued operations and deferred tax assets against liabilities for consolidation.

Segment operating income (loss) for the thirteen week period ended March 23, 1999, differs from the corresponding amounts of continuing and discontinued operations on the consolidated statement of operations as a result of certain corporate overhead allocations. These costs, which are expected to continue subsequent to the industrial maintenance sale, are allocated for segment purposes but have been fully charged to continuing operations in the consolidated statements of operations.

                      Independent Auditors' Review Report


The Board of Directors and Stockholders
Ablest Inc.:

We have reviewed the condensed consolidated balance sheet of Ablest Inc. and subsidiaries as of April 2, 2000 and the related condensed consolidated statements of operations for the fourteen-week period ended April 2, 2000 and the thirteen-week period ended March 28, 1999 and the statement of cash flows for the twenty-seven week period ended April 2, 2000 and the twenty-six week period ended March 28, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ablest Inc. and subsidiaries as of December 26, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000, except as to notes 2 and 14 which are as of March 13, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






Buffalo, New York                         KPMG LLP
April 20, 2000

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements made in this discussion, other than those concerning historical information, should be considered forward-looking and subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance operations and the stock of its wholly owned Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. Taken together, these operations comprised substantially all of the assets of the Company's industrial maintenance segment.

The base selling price was $19.7 million in cash plus the assumption by Onyx of certain trade liabilities of approximately $2.6 million.

For financial reporting purposes, the Company's industrial maintenance business has been classified as a discontinued operation through the sale closing date of March 13, 2000. The estimated loss on disposal, which included estimated operating results of this quarter through the sale date, was recorded in the fourth quarter of 1999. The following discussion and analysis of operations and financial condition pertains to the Company's staffing services segment, which constitutes the continuing operations. A separate section labeled discontinued operations is included at the end of this discussion and pertains to the industrial maintenance segment.

Results of Operations:

The fiscal quarter and year to date period ended April 2, 2000, was comprised of 14 weeks compared to 13 weeks for the fiscal quarter and year to date period ended March 28, 1999.

Service revenues in the Company's staffing services segment increased by $4.2 million or 19.4% to $25.9 million from $21.7 million for the fiscal quarter and year to date period ending April 2, 2000, compared to the same fiscal period ended March 28, 1999. Service revenues in the commercial staffing division increased by $6.1 million or 39.1% to $21.7 million from $15.6 million, one year earlier. In addition to the extra week in the current fiscal quarter and year to date period, revenues generated from seven offices opened in the prior fiscal year, and greater market penetration in established offices contributed to this increase. During the current fiscal quarter and year to date period the Company opened four new service locations. Management believes that these new locations will generate sufficient revenues to be accretive to earnings, on an ongoing basis, by the end of the current fiscal year.

Service revenues in the information technology division decreased by $1.9 million or 31.1% to $4.2 million from $6.1 million for current fiscal month and year to date period, compared to one year earlier. This decline in service revenues is primarily due to the loss of a contract to provide technology staffing services to a national financial services provider in one of its service locations. In addition, the Company closed its information technology staffing services office in Denver, Colorado, during March 2000. This facility was not generating the revenues and earnings anticipated by the Company when it acquired certain assets of SoftWorks International Consulting, Inc. in November 1998. The intangible asset assigned to this acquisition was written-off, in full, in fiscal 1999 as part of the asset impairment charge taken by the Company last December.

Gross margin dollars for the current fiscal quarter and year to date period increased by approximately $1.0 million or 20.4% to $5.9 million from $4.9 million, over the same period one year earlier. As a percentage of service revenues, gross margin remained constant at 22.7%, year to year. Gross margin dollars in the commercial staffing division increased by approximately $1.2 million or 33.6% but declined as a percentage of service revenues to 21.6% from 22.4%, one year earlier. The increase in gross margin dollars is due to the increase in service revenues noted earlier. The decline in gross margin percentage is due to increased competitive pressure in the marketplace.

Gross margin dollars for the current fiscal quarter and year to date period in the information technology staffing division decreased by approximately $300,000 or 21.4% to $1.1 million from $1.4 million, over the same period one year ago. As a percentage of service revenues, gross margin increased to 25.9% from 23.0%, over the same period one year ago. The decline in gross margin dollars is due to the decline in service revenue while the increase in gross margin as a percentage of service revenue is due to the loss of the contract with the national financial services provider noted previously. The gross margin on this contract was substantially lower than normal margins and, as a result, gross margin as a percentage of service revenues increased without this contract.

Selling, general and administrative expense, inclusive of amortization expense, increased for the current fiscal quarter and year to date period by $1.0 million or 20.8% to $5.8 million from $4.8 million, one year earlier. The increase in selling, general and administrative expense is predominately the result of the opening of new offices in the current and prior fiscal year, additional staffing necessary to service the growth in revenues in existing offices and an increase in corporate expense associated with the establishment of a dedicated support team to the staffing services segment. In prior periods, executive, administrative, information technology and human resource support teams were allocated to both the staffing services and industrial maintenance segments. Partially offsetting this increase is a decrease in amortization expense of approximately $90,000 due to the reduction in intangible assets, which resulted from the impairment of intangible assets charge taken in the fourth quarter of the prior fiscal year.

Other income, net for the current fiscal quarter and year to date period increased by approximately $168,000 to $22,000 from an expense of $146,000 for the same period one year earlier. Interest expense, net, decreased by approximately $37,000 due to the paying off of debt with part of the proceeds received from the sale of the industrial maintenance business. Additionally, the Company sold its executive office building in Clearwater, Florida during the current fiscal quarter at a gain of approximately $124,000. The Company is in the process of relocating and combining its executive, administrative and human resource offices into a new, leased corporate facility in Clearwater, Florida.

The effective tax rate for the current fiscal quarter and year to date period is 46.0% as compared to a tax benefit of 43.8% for the same period one year earlier. The effective rates are affected by the multiple taxing jurisdictions in which the Company operates.

Financial Condition:

The following financial information is provided for the continuing staffing services operation as of a balance sheet date of April 2, 2000.

The quick ratio was 2.3 to 1 compared to 1.6 to 1 at December 27, 1999 and the current ratio was 2.8 to 1 compared to 1.8 to 1, for the same respective periods. Net working capital increased by $3.1 million during the current fiscal quarter and year to date period. Most of the increase in working capital resulted from the receipt of proceeds on the sale of the industrial maintenance operation. Reference should be made to the Consolidated Statement of Cash Flows, which details the sources and uses of cash.

Open credit commitments at April 2, 2000, were $20.0 million. Part of the proceeds from the sale of the industrial maintenance operation were used to pay off the Company's debt burden in its entirety. The Company has begun preliminary conversations with its financial lenders to restructure its current revolving line of credit to be more in line with the needs of a pure play staffing company. It is anticipated that the Company will be able to secure a new revolving line of credit with terms and conditions at least as favorable as its current facility.

Capital expenditures for the current fiscal quarter and year to date period were approximately $192,000. These were comprised mostly of expenditures on computer hardware, software, office automation and communication systems and on furniture and fixtures. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital and capital expenditures for fiscal 2000.

Discontinued Operations:

The adjustment to the previously recorded loss on sale of discontinued operations of approximately $200,000, recorded during the current fiscal quarter, consists primarily of a reduction in anticipated operating losses from the measurement date of September 26, 1999, to the disposal date of March 13, 2000. The reduction in anticipated losses is primarily due to the better than expected performance of the Gulf Coast region during the fiscal first quarter of 2000.

                           Part II-Other Information


Item 6  Exhibits and Reports on Form 8-K

        (A)  Exhibit 27.1 Financial Data Schedules

        (B)  Reports on Form 8-K:

             On March 24, 2000, the Company filed a report on Form 8-K regarding the sale of its industrial maintenance businesses to Onyx Industrial Services, Inc. for approximately $19.7 million in cash and approximately $2.6 million in assumed liabilities.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Ablest Inc.

                                          (Registrant)



Date   May 10, 2000                       /s/ Mark P. Kashmanian
    ---------------------                 -------------------------------------
                                              Mark P. Kashmanian
                                              Chief Accounting Officer