Form 10-Q
period 2000-07-02
ABLEST INC
filed 2000-08-14
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarter period ended July 2, 2000.


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.


                         Commission file number 0-7907
                                                ------


                                  Ablest Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     65-0978462
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



    1901 Ulmerton Road, Suite 300
         Clearwater, Florida                              33762
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)



                                  727-299-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - July 28, 2000.

         Common stock, $.05 par value                  2,882,363
         ----------------------------            --------------------
                   (Class)                       (Outstanding shares)

                          ABLEST INC. AND SUBSIDIARIES

                                      Index


Part I

     Financial Information
         Condensed Consolidated Balance Sheets - July 2, 2000 - (Unaudited) and
           December 26, 1999                                                                     3

         Condensed Consolidated Statements of Operations - (Unaudited) Thirteen and
           twenty-seven week periods ended July 2, 2000 and thirteen and twenty-six
            week periods ended June 27, 1999.                                                    4

         Condensed Consolidated Statements of Cash Flows - (Unaudited)
           Twenty-seven week period ended July 2, 2000 and twenty-six week
           period ended June 27, 1999.                                                           5

         Notes to Condensed Consolidated Financial Statements                                  6 - 9

         Independent Auditors' Review Report                                                     10

         Management's Discussion and Analysis of Results of Operations and Financial
           Condition                                                                           11-12

Part II

         Other Information                                                                       13

         Signatures                                                                              14





                                    * * * * *

                          Part I-Financial Information

                          ABLEST INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                        (In thousands, except share data)


                                                                          July 2,          December 26,
                              Assets                                       2000                1999
                                                                       -----------         ------------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                           $  1,423                 562
    Receivables                                                           13,223              13,492
    Prepaid expenses and other                                               565                 419
    Deferred income taxes                                                  1,957               1,100
                                                                        --------             -------
                Total current assets                                      17,168              15,573

Net property, plant and equipment                                          2,022               2,213
Deferred income taxes                                                      1,047                 909
Intangible assets, net                                                     4,697               4,880
Net assets of discontinued operations (note 5)                               234              20,434
                                                                        --------             -------
                                                                        $ 25,168              44,009
                                                                        ========             =======
               Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                    $    746               1,468
    Accrued expenses                                                       5,108               7,223
                                                                        --------             -------
                Total current liabilities                                  5,854               8,691

Long-term debt, excluding current installments                                --              15,950
Other liabilities                                                            454                 756
                                                                        --------             -------
                Total liabilities                                          6,308              25,397
                                                                        --------             -------
Stockholders' equity (note 3):
    Preferred Stock of $.05 par value. Authorized
      500,000 shares, none issued
    Common stock of $.05 par value. Authorized
      7,500,000 shares; issued 3,178,092 and 3,167,092
      shares for 2000 and 1999, respectively                                 159                 158
    Additional paid-in capital                                             4,362               4,285
    Retained earnings                                                     15,807              15,391
                                                                        --------             -------
                                                                          20,328              19,834
    Less cost of common stock in treasury: 328,929 and
      285,529 shares for 2000 and 1999, respectively                      (1,468)             (1,222)
                                                                        --------             -------
                Total stockholders' equity                                18,860              18,612
                                                                        --------             -------
                                                                        $ 25,168              44,009
                                                                        ========             =======

See accompanying notes to condensed consolidated financial statements.

                          ABLEST INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                        (In thousands, except share data)


                                                          Thirteen           Thirteen         Twenty-seven        Twenty-six
                                                        week period         week period        week period        week period
                                                           ended              Ended               ended             ended
                                                          July 2,            June 27,            July 2,           June 27,
                                                            2000               1999               2000               1999
                                                        -----------         -----------       ------------        -----------
Net service revenues                                    $    24,906             23,262             50,799             44,944
Cost of services                                             19,349             17,970             39,370             34,739
                                                        -----------         ----------         ----------         ----------
             Gross profit                                     5,557              5,292             11,429             10,205
Selling, general and administrative expenses                  5,202              4,774             10,865              9,376
Amortization of intangible assets                                91                181                183                362
                                                        -----------         ----------         ----------         ----------
             Operating income                                   264                337                381                467
                                                        -----------         ----------         ----------         ----------
Other income (expense):
    Interest expense, net                                       (21)              (147)              (127)              (290)
    Miscellaneous, net                                            1                  1                129                 (2)
                                                        -----------         ----------         ----------         ----------
             Total other income (expense), net                  (20)              (146)                 2               (292)
                                                        -----------         ----------         ----------         ----------
             Income before income taxes from
             continuing operations                              244                191                383                175

Income tax expense                                              103                 82                167                 75
                                                        -----------         ----------         ----------         ----------
             Net earnings from
             Continuing operations                              141                109                216                100
                                                        -----------         ----------         ----------         ----------
Discontinued operations (note 5):
    Loss from discontinued operations,
         net of income taxes                                     --               (241)                --               (326)
    Adjustment of loss on sale of discontinued
         operations, net of income taxes                         --                 --                200                 --
                                                        -----------         ----------         ----------         ----------
                                                                 --               (241)               200               (326)
                                                        -----------         ----------         ----------         ----------

             Net earnings (loss)                        $       141               (132)               416               (226)
                                                        ===========         ==========         ==========         ==========

Basic and diluted net earnings (loss) per share:
    Continuing operations                               $       .05                .04                .07                .04
    Loss from discontinued operations
    Adjustment to loss on sale of discontinued
         operations                                              --               (.08)               .07               (.11)
                                                        -----------         ----------         ----------         ----------
                                                        $       .05               (.04)               .14               (.07)
                                                        ===========         ==========         ==========         ==========
Weighted average number of common shares
    outstanding                                           2,887,216          2,880,747          2,884,867          2,880,509
                                                        ===========         ==========         ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                          ABLEST INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)


                                                                                Twenty-seven week         Twenty-six week
                                                                                  period ended              period ended
                                                                                  July 2, 2000             June 27, 1999
                                                                                -----------------         ---------------
Cash flows from operating activities:
    Net earnings from continuing operations                                       $        216                      100
    Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
        Depreciation                                                                       624                      319
        Amortization of intangible assets                                                  183                      362
        Gain on disposal of property, plant
             and equipment, net                                                           (113)                      --
        Deferred income taxes                                                             (117)                      --
        Changes in assets and liabilities (see below)                                     (602)                    (460)
                                                                                  ------------             ------------
  Net cash provided (used) by operating activities
     of continuing operations                                                              191                      321
                                                                                  ------------             ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                          (1,056)                    (569)
    Proceeds from disposal of property, plant and equipment                                364                       --
    Acquisitions and earnout payments, net of cash acquired                               (225)                  (1,319)
    Cash transfer from discontinued operations (Note 5)                                  8,683                       --
                                                                                  ------------             ------------
  Net cash (used)/provided by investing activities of
   Continuing operations                                                                 7,766                   (1,888)

Cash flows from financing activities:
    Proceeds from bank line of credit borrowings                                         4,800                    6,700
    Repayment of bank line of credit borrowings                                        (14,100)                  (6,050)
    Proceeds from exercise of stock options                                                 78                       --
                                                                                  ------------             ------------
  Net cash provided (used) by financing activities
      of continuing operations                                                          (9,222)                     650
                                                                                  ------------             ------------

Net increase (decrease) in cash from continuing operations                              (1,265)                    (917)
Net increase in cash from discontinued operations (note 5)                              10,809                       99
Less amount transferred to continuing operations                                        (8,683)                      --
                                                                                  ------------             ------------
Net increase (decrease) in cash                                                            861                     (818)
Cash and cash equivalents at beginning of period                                           562                    1,322
                                                                                  ------------             ------------
Cash and cash equivalents at end of period                                        $      1,423                      504
                                                                                  ============             ============

Changes in assets and liabilities providing (using) cash:
    Receivables                                                                   $        269                   (1,433)
    Prepaid expenses and other                                                            (124)                    (481)
    Accounts payable                                                                    (1,077)                     751
    Accrued expenses                                                                       518                      678
    Other liabilities                                                                     (188)                      25
                                                                                  ------------             ------------
        Total                                                                     $       (602)                    (460)
                                                                                  ============             ============

(1) Excludes changes resulting from discontinued operations.

See accompanying notes to condensed consolidated financial statements

                          ABLEST INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of management of Ablest Inc. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of July 2, 2000 and the consolidated statements of operations for the thirteen and twenty-seven week periods ended July 2, 2000 and the thirteen and twenty-six week periods ended June 27, 1999 and the statement of cash flows for the twenty-seven week period ended July 2, 2000 and the twenty-six week period ended June 27, 1999.

2. The results of operations for the thirteen and twenty-seven week periods ended July 2, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the twenty-seven week period ended July 2, 2000 are summarized as follows (in thousands, except shares):


                                             Additional                                            Total
                                   Common     paid-in      Retained   Treasury       Stock     Stockholders'
                                    stock     capital      earnings     Shares       Amount        Equity
                                   ------    ----------    --------   --------      --------   -------------
Balance at December 26, 1999        $ 158     $ 4,285      $ 15,391    285,529      $ (1,222)    $ 18,612
Net earnings                           --          --           416         --            --          416
Exercised stock options                 1          77            --         --            --           78
Common stock acquired
       and retired                                                      43,400          (246)        (246)
                                    -----     -------      --------    -------      --------     --------
Balance at July 2, 2000             $ 159     $ 4,362      $ 15,807    328,929      $ (1,468)    $ 18,860
                                    =====     =======      ========    =======      ========     ========

     At the May 16, 2000 regularly scheduled Board of Directors meeting, the board authorized the Company to repurchase up to $2.0 million of its shares of common stock in the open market or privately over a period of one year. During the current fiscal quarter, the Company repurchased 43,400 shares of its common stock, in the open market, at an average cost of $5.67 per share.

4. For the 27 week period ended July 2, 2000, 89,429 additional stock options were granted and 47,606 stock options expired. As of July 2, 2000 and December 26, 1999, the Company had exercisable options outstanding to employees to purchase 124,258 and 166,088 common shares, respectively at prices ranging from $6.94 to $10.13 per share.

     During the second fiscal quarter, options to purchase 6,000 shares of the Company's common stock were issued to each of the four independent directors of the Company under the Independent Directors' Stock Option Plan, (the "Plan"). The Plan provides for the initial issuance of options to purchase 6,000 shares of the Company's common stock to each independent director elected at the May 16, 2000 shareholder meeting. Independent directors who are subsequently elected by the directors or the shareholders for an initial term will receive options to purchase 6,000 shares immediately upon appointment. Each independent director will also receive additional options to purchase 1,500 shares of common stock each time he or she is re-elected to the Board of Directors.

     The maximum number of shares of common stock for which options may be issued under the Plan is 100,000. As of July 2, 2000, options for 24,000 shares of common stock have been issued. All options are non-qualified and are exercisable at 100% of the fair market price on the date of grant. Options for the 6,000 shares of the Company's common stock under each initial grant will become exercisable in three equal, annual installments on the first, second and third anniversaries of the grant thereof. All other stock options granted under the Plan will become exercisable on the first anniversary of the grant thereof. The term of each option grant is ten years from the date of grant.

                          ABLEST INC. AND SUBSIDIARIES

                                   (Unaudited)

5. On March 13, 2000, the Company sold substantially all of its industrial maintenance operations to Onyx Industrial Services, Inc. (Onyx). The base selling price was $19,700,000 in cash plus the assumption by Onyx of certain trade liabilities of approximately $2,600,000.

     The terms of the sale include certain other provisions, which could result in additional disposition costs for the Company. Such costs include environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs. The Company recorded an estimated net loss from the sale of its industrial maintenance operations of $7,086,000, in the fourth quarter of 1999. Such loss included management's best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the agreement and the basis of disposed net assets as of the measurement date.

     During the first quarter of 2000, the Company recorded an adjustment to the previously recorded loss on the sale of $200,000 (net of taxes of $241,000) as actual amounts related to the transaction were compared to the fourth quarter estimates. No adjustments were made during the current quarter. At July 2, 2000, the remaining accrued loss on disposal is approximately $700,000 and represents management's current best estimate of remaining costs associated with the transaction.

     The net assets of discontinued operations at July 2, 2000, represent residual assets (such as certain remaining property held for sale and deferred tax assets expected to reverse upon filing the 2000 tax return) and liabilities (primarily consisting of the remaining accrual for the loss on disposal).

     The proceeds received from the sale were used to discharge bank debt allocated to the discontinued operations and pay various transaction costs. The remaining cash of $8,683,000 was transferred to continuing operations and primarily used to repay debt allocated to staffing services.

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


                                                       Thirteen                Thirteen            Twenty-seven          Twenty-six
                                                     Week period             Week period           Week period          Week period
                                                        Ended                   Ended                 Ended                Ended
                                                       July 2,                 June 27,              July 2,              June 27,
                                                        2000                     1999                  2000                 1999
                                                    ------------             -----------           ------------         -----------
Staffing services:
  Net revenues                                      $     24,906                23,262                50,799               44,944
  Intersegment revenues                                       11                    30                    54                   61
                                                    ------------                ------                ------               ------
    Total revenues                                        24,917                23,292                50,853               45,005
  Cost of services                                        19,348                17,971                39,369               34,740
  Selling, general & administrative:
    Operations                                             5,072                 3,873                10,251                7,465
    Allocated overhead                                       138                   829                   622                1,671
                                                    ------------                ------                ------               ------
     Total selling general & administrative                5,210                 4,702                10,873                9,136
  Amortization                                                91                   181                   183                  362
  Operating income                                           257                   408                   374                  706
  Depreciation                                               321                   174                   623                  319
  Assets                                                  26,421                25,155                26,421               25,155
  Capital expenditures and acquisitions             $        639                   247                 1,056                1,888
                                                    ============                ======                ======               ======
Industrial maintenance services:
  Net revenues                                      $         --                13,424                12,565               27,843
  Cost of services                                            --                 9,023                 8,637               18,537
  Selling, general & administrative:
    Operations                                                --                 3,518                 3,050                7,100
    Overhead                                                 (22)                1,578                   860                3,113
                                                    ------------                ------                ------               ------
     Total selling general & administrative                  (22)                5,096                 3,910               10,213
  Amortization                                                --                     1                     2                    3
  Operating income (loss)                                    (22)                 (696)                   16                 (910)
  Depreciation                                                --                 1,128                   629                2,212
  Assets                                                   1,601                30,125                 1,601               30,125
  Capital expenditures                              $         --                   851                   256                1,933
                                                    ============                ======                ======               ======
Corporate assets                                    $         --                   679                    --                  679
                                                    ============                ======                ======               ======

                          ABLEST INC. AND SUBSIDIARIES

                                   (Unaudited)

The difference between segment assets and total assets as presented on the consolidated balance sheet are generally a result of the netting of certain liabilities against assets for discontinued operations and deferred tax assets against liabilities for consolidation.

Segment operating income (loss) for the thirteen and twenty-six week periods ended June 27, 1999, differs from the corresponding amounts of continuing and discontinued operations on the consolidated statement of operations as a result of certain corporate overhead allocations. These costs, which are expected to continue subsequent to the industrial maintenance sale, are allocated for segment purposes but have been fully charged to continuing operations in the consolidated statements of operations.

                       Independent Auditors' Review Report

The Board of Directors and Stockholders
Ablest Inc.:

We have reviewed the condensed consolidated balance sheet of Ablest Inc. and subsidiaries as of July 2, 2000 and the related condensed consolidated statements of operations for the thirteen and twenty-seven week periods ended July 2, 2000 and the thirteen and twenty-six week periods ended June 27, 1999 and the statement of cash flows for the twenty-seven week period ended July 2, 2000 and the twenty-six week period ended June 27, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ablest Inc. and subsidiaries as of December 26, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000, except as to notes 2 and 14 which are as of March 13, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Tampa, Florida                                      KPMG LLP
August 7, 2000

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements made in this discussion, other than those concerning historical information, should be considered forward-looking and subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.

For financial reporting purposes, the Company's industrial maintenance business, which was sold to Onyx Industrial Services, Inc. on March 12, 2000, has been classified as a discontinued operation. The following discussion and analysis of operations and financial condition pertains to the Company's staffing services business, which constitutes the continuing operations. A separate section, labeled discontinued operations, is included at the end of this discussion and pertains to the industrial maintenance business.

Results of Operations:

The fiscal year to date period ended July 2, 2000 was comprised of 27 weeks compared to 26 weeks for the prior fiscal year to date period ended June 27, 1999. Both the current fiscal second quarter and the prior year fiscal second quarter were comprised of 13 weeks.

Service revenues increased by $1.6 million or 6.9% to $24.9 million from $23.3 million for the fiscal quarter and by $5.9 million or 13.0% to $50.8 million from $44.9 million for the fiscal year to date periods ended July 2, 2000, compared to the same fiscal periods one year earlier.

Service revenues in the commercial staffing division increased by $3.6 million or 20.6% to $21.1 million from $17.5 million and by $9.7 million or 29.2% to $42.8 million from $33.1 million for the current fiscal quarter and year to date periods, compared to one year earlier. Contributing to this improvement is an increase of approximately $1.9 million for the current fiscal quarter and $3.5 million for the current fiscal year to date period, in revenues generated from eight branch offices that were opened in the prior fiscal year and approximately $550,000 in revenues generated from five offices opened in the current fiscal year. Of the five offices opened this year, three presently have positive earnings. Also contributing to this improvement is an increase of approximately $1.2 million in the current fiscal quarter and $5.6 million in the current fiscal year being generated from existing, mature offices and from the extra week that was included in the first quarter of the current fiscal year.

Service revenues in the information technology division decreased by $2.0 million or 34.0% to $3.8 million from $5.8 million and by $3.8 million or 32.2% to $8.0 million from $11.8 million for the current fiscal quarter and year to date periods, respectively. This decline reflects the post-Y2K industrywide slowdown in information technology spending and a shift in information technology requirements from mainframe to e-commerce related capabilities.

Gross margin dollars increased by approximately $300,000 or 5.0% to $5.6 million from $5.3 million and by approximately $1.2 million or 12.0% to $11.4 million from $10.2 million, for the current fiscal quarter and year to date periods, respectively. As a percentage of service revenues, gross margin declined to 22.3% from 22.7% and to 22.5% from 22.7% for the same respective periods. The increase in gross margin dollars is primarily attributable to the revenue growth in the commercial staffing division. The decline in gross margin percentage is partly associated with an increase in Vendor-on-Premises programs (Point Source) that require lower margins on higher volumes. The Company's Point Source Account programs require using tiered suppliers on a direct passthrough basis without any markup. While they do not impact profitability, they do impact margin calculations. Our additional billing to provide this service increased approximately $327,000 in the current fiscal quarter and $628,000 in the current fiscal year to date period, as compared to one year earlier.

Selling, general and administrative expenses, inclusive of amortization expense, increased by $338,000 or 6.8% to $5.3 million from $5.0 million and by $1.3 million or 13.5% to $11.0 million from $9.7 million, for the current fiscal quarter and year to date periods, respectively. The increase in selling, general and administrative expenses is primarily the result of the opening of new offices in the current and prior fiscal year and an increase in corporate expense associated with establishing a new, consolidated Corporate facility in the Tampa Bay area. During this transition period, selective overhead positions were duplicated as new staff was hired and trained at the former administrative office in Buffalo, New York. Additionally, moving, systems set-up and office expenses required to establish the new corporate facility contributed to this increase in both the current fiscal quarter and year to date periods. The total cost recorded against selling, general and administrative expense relating to the relocations and establishment of the new corporate office was approximately $265,000 in the current fiscal year. Partially offsetting this increase was a reduction of approximately $90,000 in the current fiscal quarter and $181,000 in the current fiscal year to date period, in amortization expenses due to the write-down of intangible assets that occurred in the fourth quarter of the prior fiscal year.

Other expenses, net, decreased by $126,000 and $294,000 for the current fiscal quarter and year to date periods, compared to one year earlier. The decrease in both quarter and year to date periods is due to a decrease in interest expense resulting from the pay-off of the Company's revolving line of credit with the proceeds received from the sale of the industrial maintenance business. Also contributing to the year to date decrease was the gain on sale of approximately $124,000 on the Company's former executive office building in Clearwater, Florida.

The effective tax rate is 42.2% and 43.6% for the current fiscal quarter and year to date periods, respectively. The effective tax rates are affected by the multiple taxing jurisdictions in which the Company operates.

Financial Condition:

The following information is provided for the continuing staffing services operations as of July 2, 2000.

The quick ratio was 2.5 to 1 compared to 1.6 to 1 at December 27,1999 and the current ratio was 2.9 to 1 compared to 1.8 to 1 for the same respective period. Net working capital improved by $4.4 million during the current fiscal year. Of this amount approximately $861,000 resulted from an increase in cash, $857,000 from an increase in deferred income taxes resulting from the sale of the industrial maintenance business, $772,000 from a decrease in accounts payable and approximately $2.1 million from a decrease in accrued expenses. The reduction in accounts payable primarily resulted from the use of the proceeds from the sale of the industrial maintenance business. The reduction in accrued expense is primarily the result of the payment of the Company's 1999 retrospective insurance adjustment and the payment of accrued incentive compensation from the prior fiscal year. Reference should be made to the consolidated statement of cash flows, which details the sources and uses of cash.

Open credit commitments at July 2, 2000 were $20.0 million. A portion of the proceeds from the sale of the industrial maintenance business was used to pay off the Company's outstanding debt in its entirety.

Capital expenditures for the current fiscal quarter were approximately $461,000, net of inter-company transfers. Of this amount, $176,000 was for computer hardware, software and office automation, $165,000 was for furniture and fixtures and $119,000 was for leasehold improvements. It is anticipated that existing funds and cash flows from operations will be sufficient to cover working capital and capital expenditures for fiscal 2000.

Discontinued Operations:

During the current fiscal quarter, no adjustments were made to the previously recorded loss on sale of discontinued operations. Expenditures associated with the winding down of the discontinued operations were adjusted against the various reserves that were established at the measurement date of September 26, 1999. At that time, reserves were established for an anticipated loss on the sale of discontinued operations, holding period losses, severance payments and transactional expenses. Management believes that balances remaining in the respective reserves will be sufficient to cover future anticipated expenses associated with the discontinued operations.

                            Part II-Other Information

Item 6   Exhibits and Reports on Form 8-K

         (A)      Exhibit 27.1 Financial Data Schedules

         (B)      Reports on Form 8-K/A:

                  On May 30, 2000, the Company filed a report on Form 8-K/A presenting the pro-forma income statements related to the sale of its industrial maintenance businesses to Onyx Industrial Services, Inc. for approximately $19.7 million in cash and approximately $2.6 million in assumed liabilities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Ablest Inc.

                                       (Registrant)


Date: August 7, 2000                   /s/ Mark P. Kashmanian
                                       ------------------------
                                       Mark P. Kashmanian
                                       Chief Accounting Officer