Form 10-Q
period 2000-10-01
ABLEST INC
filed 2000-11-14
CIK 46653

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended October 1, 2000.


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


Commission file number 0-7907


                                  Ablest Inc.
                                  -----------
            (Exact name of registrant as specified in its charter)


            Delaware                                   65-0978462
            --------                                   ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                1901 Ulmerton Road, Suite 300
                     Clearwater, Florida                      33762
                -----------------------------              ----------
           (Address of principal executive offices)        (Zip Code)


                                  727-299-1200
                                  ------------
              (Registrant's telephone number, including area code)


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

                       Yes [X]                     No [_]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - October 20, 2000.

           Common stock, $.05 par value                     2,827,153
           ----------------------------                     ---------
                     (Class)                          (Outstanding shares)




===============================================================================

                          ABLEST INC. AND SUBSIDIARIES

                                     Index

Part I
   Financial Information
       Condensed Consolidated Balance Sheets - October 1, 2000 -
         (Unaudited) and December 26, 1999                                    3

       Condensed Consolidated Statements of Operations -
         (Unaudited) Thirteen and
         forty week periods ended October 1, 2000
         and thirteen and thirty-nine week periods ended
         September 26, 1999                                                   4

       Condensed Consolidated Statements of Cash Flows - (Unaudited)
         Forty week period ended October 1, 2000 and thirty-nine week
         period ended September 26, 1999                                      5

       Notes to Condensed Consolidated Financial Statements               6 - 8

       Independent Auditors' Review Report                                    9

       Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                          10-11

Part II
       Other Information                                                     12

       Signatures                                                            13





                                   * * * * *

                          Part I-Financial Information
                          ABLEST INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                        October 1,  December 26,
                                                           2000         1999
                                                         --------     -------
                                                        (Unaudited)

                        Assets
                        ------
Current assets:
    Cash and cash equivalents                            $  1,260         562
    Receivables                                            13,933      13,492
    Prepaid expenses and other                                355         419
    Deferred income taxes                                   1,957       1,100
                                                         --------     -------
                Total current assets                       17,505      15,573


Net property, plant and equipment                           1,907       2,213
Deferred income taxes                                       1,047         909
Intangible assets, net                                      4,673       4,880
Net assets of discontinued operations (note 5)                314      20,434
                                                         --------     -------
                                                         $ 25,446      44,009
                                                         ========     =======

         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities:
    Accounts payable                                     $    652       1,468
    Accrued expenses                                        5,182       7,223
                                                         --------     -------
                Total current liabilities                   5,834       8,691

Long-term debt, excluding current installments                 --      15,950
Other liabilities                                             452         756
                                                         --------     -------
                Total liabilities                           6,286      25,397
                                                         --------     -------
Stockholders' equity (note 3):
    Preferred Stock of $.05 par value. Authorized
       500,000 shares, none issued                             --          --
    Common stock of $.05 par value. Authorized
      7,500,000 shares; issued 3,178,082 and 3,167,092
      shares for 2000 and 1999, respectively                  159         158
    Additional paid-in capital                              4,362       4,285
    Retained earnings                                      16,217      15,391
                                                         --------     -------
                                                           20,738      19,834
    Less cost of common stock in treasury: 350,529 and
      285,529 shares for 2000 and 1999, respectively       (1,578)     (1,222)
                                                         --------     -------
                Total stockholders' equity                 19,160      18,612
                                                         --------     -------
                                                         $ 25,446      44,009
                                                         ========     =======


See accompanying notes to condensed consolidated financial statements.

                          ABLEST INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                       (In thousands, except share data)


                                                      Thirteen       Thirteen         Forty      Thirty-nine
                                                    week period     Week period    week period   week period
                                                       Ended           Ended          Ended         Ended
                                                     October 1,     September 26,  October 1,    September 26,
                                                        2000           1999           2000           1999
                                                    -----------     ----------     ----------     ----------

Net service revenues                                $    26,139        25, 432         76,938         70,376
Cost of services                                         20,326         19,573         59,696         54,312
                                                    -----------     ----------     ----------     ----------
             Gross profit                                 5,813          5,859         17,242         16,064
Selling, general and administrative expenses              4,958          4,972         15,823         14,348
Amortization of intangible assets                            92            181            275            543
                                                    -----------     ----------     ----------     ----------
             Operating income                               763            706          1,144          1,173
                                                    -----------     ----------     ----------     ----------

Other income (expense):
    Interest expense, net                                    (6)          (148)          (133)          (438)
    Miscellaneous, net                                       (6)           163            123            161
                                                    -----------     ----------     ----------     ----------
             Total other income (expense), net              (12)            15            (10)          (277)
                                                    -----------     ----------     ----------     ----------

            Income before income taxes from
            continuing operations                           751            721          1,134            896

Income tax expense                                          326            356            493            431
                                                    -----------     ----------     ----------     ----------
             Net earnings from
             Continuing operations                          425            365            641            465
                                                    -----------     ----------     ----------     ----------

Discontinued operations (note 5):
    Loss from discontinued operations,
         net of income taxes                                 --           (143)            --           (469)
     Adjustment of loss on sale of discontinued
        operations, net of income taxes                     (15)            --            185             --
                                                    -----------     ----------     ----------     ----------
                                                            (15)          (143)           185           (469)
                                                    -----------     ----------     ----------     ----------

             Net earnings (loss)                    $       410            222            826             (4)
                                                    ===========     ==========     ==========     ==========

Basic and diluted net earnings (loss) per share:
    Continuing operations                           $       .15            .13            .22            .17
     Loss from discontinued operations                       --           (.05)            --           (.17)
     Adjustment to loss on sale of discontinued
          operations                                         --             --            .07             --
                                                    -----------     ----------     ----------     ----------
                                                    $       .15            .08            .29           (.00)
                                                    ===========     ==========     ==========     ==========
Weighted average number of common shares
    outstanding                                       2,832,961      2,881,133      2,867,997      2,880,717
                                                    ===========     ==========     ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                          ABLEST INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                 (In thousands)


                                                                     Forty week       Thirty-nine week
                                                                    period ended        period ended
                                                                   October 1, 2000   September 26, 1999
                                                                   ---------------   ------------------

Cash flows from operating activities:
    Net earnings from continuing operations                           $    641               465
    Adjustments to reconcile net earnings to net cash
        provided (used) by operating activities:
        Depreciation                                                       888               497
        Amortization of intangible assets                                  274               543
        Gain on disposal of property, plant
             and equipment, net                                            (98)               --
        Deferred income taxes                                             (117)               --
        Changes in assets and liabilities (see below)                   (1,322)             (764)
                                                                      --------           -------
  Net cash provided (used) by operating activities
      of continuing operations                                             266               741
                                                                      --------           -------

Cash flows from investing activities:
    Additions to property, plant and equipment                          (1,223)             (724)
    Proceeds from disposal of property, plant and equipment                366                --
     Acquisitions and earnout payments, net of cash acquired              (225)           (1,310)
     Cash transfer from discontinued operations (Note 5)                 8,683                --
                                                                      --------           -------
  Net cash (used)/provided by investing activities of
   Continuing operations                                                 7,601            (2,034)

Cash flows from financing activities:
    Proceeds from bank line of credit borrowings                         4,800            10,800
    Repayment of bank line of credit borrowings                        (14,100)          (10,350)
    Proceeds from exercise of stock options                                 78                --
                                                                      --------           -------
  Net cash provided (used) by financing activities
      of continuing operations                                          (9,222)              450
                                                                      --------           -------

Net increase (decrease) in cash from continuing operations              (1,355)             (843)
Net increase in cash from discontinued operations (note 5)              10,736               193
Less amount transferred to continuing operations                        (8,683)               --
                                                                      --------           -------
Net increase (decrease) in cash                                            698              (650)
Cash and cash equivalents at beginning of period                           562             1,322
                                                                      --------           -------
Cash and cash equivalents at end of period                            $  1,260               672
                                                                      ========           =======

Changes in assets and liabilities providing (using) cash:
    Receivables                                                       $   (664)           (2,483)
    Prepaid expenses and other                                             (75)             (254)
    Accounts payable                                                      (963)              449
    Accrued expenses                                                       570             1,333
    Other liabilities                                                     (190)              191
                                                                      --------           -------
        Total                                                         $ (1,322)             (764)
                                                                      ========           =======

                          ABLEST INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management of Ablest Inc. and Subsidiaries (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of October 1, 2000 and the consolidated statements of operations for the thirteen and forty week periods ended October 1, 2000 and the thirteen and thirty-nine week periods ended September 26, 1999 and the statement of cash flows for the forty week period ended October 1, 2000 and the thirty-nine week period ended September 26, 1999.

2. The results of operations for the thirteen and forty week periods ended October 1, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The changes in stockholders' equity for the forty week period ended October 1, 2000 are summarized as follows (in thousands, except shares):


                                                  Additional                                                       Total
                                     Common        paid-in         Retained        Treasury        Stock       Stockholders'
                                     stock         capital         earnings         Shares         Amount          Equity
                                    -------       ----------       --------        --------        -------     -------------

Balance at December 26, 1999        $   158        $ 4,285         $ 15,391         285,529        $(1,222)        $18,612
Net earnings                             --             --              826              --             --             826
Exercised stock options                   1             77               --              --             --              78
Common stock acquired
and retired                                                                          65,000           (356)           (356)
                                    -------        -------         --------         -------        -------         -------
Balance at October 1, 2000          $   159        $ 4,362         $ 16,217         350,529        $(1,578)        $19,160
                                    =======        =======         ========         =======        =======         =======



         At the May 16, 2000 regularly scheduled Board of Directors meeting, the board authorized the Company to repurchase up to $2.0 million of its shares of common stock in the open market or privately over a period of one year. During the current fiscal quarter, the Company repurchased 21,600 shares of its common stock, in the open market, at an average cost of $5.06 per share. To date, the Company has repurchased a total of 65,000 shares at an average cost of $5.47 per share.

4. For the forty week period ended October 1, 2000, 89,429 additional stock options were granted and 47,606 stock options expired. As of October 1, 2000 and December 26, 1999, the Company had exercisable options outstanding to employees to purchase 125,258 and 166,088 common shares, respectively at prices ranging from $6.94 to $10.13 per share.

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

         The maximum number of shares of common stock for which options may be issued under the Plan is 100,000. As of October 1, 2000, options for 24,000 shares of common stock have been issued. All options are non-qualified and are exercisable at 100% of the fair market price on the date of grant. Options for the 6,000 shares of the Company's common stock under each initial grant will become exercisable in three equal, annual installments on the first, second and third anniversaries of the grant thereof. All other stock options granted under the Plan will become exercisable on the first anniversary of the grant thereof. The term of each option grant is ten years from the date of grant.

                          ABLEST INC. AND SUBSIDIARIES

                                  (Unaudited)


5. On March 13, 2000, the Company sold substantially all of its industrial maintenance operations to Onyx Industrial Services, Inc.
         (Onyx). The base selling price was $19,700,000 in cash plus the assumption by Onyx of certain trade liabilities of approximately $2,600,000.

         The terms of the sale include certain other provisions, which could result in additional disposition costs for the Company. Such costs include environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectable accounts receivable acquired by Onyx and the payment of certain severance costs. The Company recorded an estimated net loss from the sale of its industrial maintenance operations of $7,086,000, in the fourth quarter of 1999. Such loss included management's best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the agreement and the basis of disposed net assets as of the measurement date.

         During the first quarter of 2000, the Company recorded an adjustment to the previously recorded loss on the sale of $200,000 (net of taxes of $241,000) as actual amounts related to the transaction were compared to the fourth quarter estimates. During the current fiscal quarter an adjustment was made for $15,000 (net of taxes) to reconcile amounts previously recorded against continuing operations but which pertained to the discontinued operation. At October 1, 2000, the remaining accrued loss on disposal is approximately $649,000 and represents management's current best estimate of remaining costs associated with the transaction.

         The net assets of discontinued operations at October 1, 2000, represent residual assets (such as certain remaining property held for sale and deferred tax assets expected to reverse upon filing the 2000 tax return) and liabilities (primarily consisting of the remaining accrual for the loss on disposal).

         The proceeds received from the sale were used to discharge bank debt allocated to the discontinued operations and pay various transaction costs. The remaining cash of $8,683,000 was transferred to continuing operations and primarily used to repay debt allocated to staffing services.

                          ABLEST INC. AND SUBSIDIARIES

                                  (Unaudited)


6. Effective with the March 12, 2000 sale of its industrial maintenance operations, the Company's sole business is in providing staffing services on a temporary and contract basis. The company views its operations as having two operating segments: Commercial staffing services, consisting mostly of clerical and light industrial staffing services and Technology staffing services, consisting mostly of programmers, and systems documentation services. Staffing services for both segments are provided throughout the eastern United States and select southwestern U.S. markets. Operating segment data (net of intra-segment activity) is as follows (in thousands):


                                          Thirteen      Thirteen         Forty      Thirty-nine
                                         Week period   Week period    Week period   Week period
                                            Ended         Ended          Ended         Ended
                                          October 1,   September 26,   October 1,  September 26,
                                             2000          1999          2000          1999
                                           -------        ------        ------        ------

Commercial Staffing Services:
  Net revenues                             $22,490        20,298        65,270        53,414
  Cost of services                          17,623        15,778        51,101        41,542
                                           -------        ------        ------        ------
    Gross profit dollars                     4,867         4,520        14,169        11,872
  Selling, general & administrative          3,179         2,723         9,314         7,791
                                           -------        ------        ------        ------
     Operating income                        1,688         1,797         4,855         4,081
  Amortization                                  --            --            --            --
   Receivables                             $12,021         9,601        12,021         9,601


Technology Staffing Services:
  Net revenues                             $ 3,649         5,135        11,668        16,962
  Cost of services                           2,703         3,816         8,700        12,814
                                           -------        ------        ------        ------
    Gross profit dollars                       946         1,319         2,968         4,148
  Selling, general & administrative            590           930         2,031         2,822
                                           -------        ------        ------        ------
     Operating income                          356           389           937         1,326
  Amortization                                  30            60           274           543
   Receivables                             $ 2,217         3,173         2,217         3,173


Operating income on this Segment Statement differs from the operating income reported on the Condensed Consolidated Statement of Operations because it does not include some corporate and amortization expenses. These corporate items include costs associated with providing executive, administrative, information technology and human resource services to field operations. These costs are not allocated to the operating segments.

                      Independent Auditors' Review Report


The Board of Directors and Stockholders
Ablest Inc.:

We have reviewed the condensed consolidated balance sheet of Ablest Inc. and subsidiaries as of October 1, 2000 and the related condensed consolidated statements of operations for the thirteen and forty week periods ended October 1, 2000 and the thirteen and thirty-nine week periods ended September 26, 1999 and the statement of cash flows for the forty week period ended October 1, 2000 and the thirty-nine week period ended September 26, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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






Tampa, Florida                              KPMG LLP
October 30, 2000

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

Results of Operations:

The year to date period ended October 1, 2000 was comprised of forty weeks compared to thirty-nine weeks for the prior year to date period ended September 26, 1999. Both the current third quarter and prior year third quarter were comprised of thirteen weeks.

Service revenues increased by $707,000 or 2.8% to $26.1 million from $25.4 million and by $6.6 million or 9.4% to $76.9 million from $70.3 million for the quarter and year to date periods ended October 1, 2000, respectively, compared to the same periods one year earlier.

Service revenue in the commercial staffing segment increased by $2.2 million or 10.8% to $22.5 million from $20.3 million for the current quarter and by $11.9 million or 22.2 % to $65.3 million from $54.4 million for the year to date periods, compared to the same periods in the prior year. Contributing to this improvement is an increase in service revenues of approximately $1.9 million for the current quarter and $5.4 million for the year to date periods, being generated from eight branches opened during the prior year. Five new branches were opened during the current year and contributed $1.2 million and $1.8 million in service revenues to the current quarter and year to date periods, respectively. All branches opened in the prior year, except one that broke even, were profitable for the current quarter. Of the five branches opened in the current year, three were profitable for the current quarter. Service revenues generated from existing offices and from the extra week which was included in the first quarter also contributed to the increase in service revenues for the current year to date period.

Service revenues in the information technology segment decreased by $1.5 million or 28.9% to $3.6 million from $5.1 million and by $5.3 million or 31.2% to $11.7 million from $17.0 million for the current quarter and year to date periods, respectively. This decline reflects the continued post Y2K industry-wide slowdown in information technology spending as well as the national trend in a shift toward e-business and web-based technologies. Ablest Technology Services is in the process of shifting from its original focus of primarily servicing low-end solutions work, toward e-business applications where trained professionals are scarce but margins are higher. In addition to the above, new management has been brought in at the divisional level.

Gross profit dollars remained relatively unchanged at $5.8 million for the current quarter compared to one year earlier. Gross profit dollars for the year to date period increased by approximately $1.2 million or 7.3% to $17.2 million from $16.0 million, compared to one year earlier. Gross profit margin declined to 22.2% from 23.0% and to 22.4% from 22.8% for the quarter and year to date periods, respectively. The year to date increase in gross profit dollars was primarily the result of the revenue growth in the commercial staffing segment. During the current fiscal quarter, the growth in the commercial staffing segment was offset by the decline in the information technology segment. The decline in gross profit margin is mainly the result of an increase in Vendor-on-Premises programs (Point Source) that generate lower margins on higher volumes. These programs may require the use of tiered staffing suppliers, on a direct passthrough basis, to supplement the existing workforce. While they do not negatively impact profitability, they do affect margin calculations. Additional billings for these services were approximately $407,000 for the current quarter and $1.1 million for the year to date period. These billings impacted gross profit margins by approximately .4% and .3% for the respective periods.

Selling, general and administrative expenses, inclusive of amortization expense, declined by approximately $100,000 or .8% to $5.1 million from $5.2 million for the quarter while still showing an increase of $1.2 million or 8.1% to $16.1 million from $14.9 million for the year to date period, compared to the same periods one year earlier. Contributing to the decline in selling, general and administrative expenses for the current quarter is a leveling-off of corporate expenses as we settle in to our new corporate facility in the Tampa Bay area. Contributing to the year to date increase were transitional expenses associated with the closing of our former administrative office in Buffalo, New York during the fiscal first and second quarters of the current year. Also impacting the decrease in the current quarter and partially offsetting the increase in the year to date selling, general and administrative expenses is a reduction of $89,000 and $268,000 in amortization expense for the same respective periods.

Other expenses, net, remained relatively unchanged for the current quarter when compared to the same period one year earlier. For the current year to date period, other expenses, net, decreased by approximately $267,000, due to a reduction in interest expense of approximately $300,000, over the prior year.

The effective tax rate is 43.4% and 43.5% for the current quarter and year to date periods, respectively. The effective tax rates are the result of the multiple taxing jurisdictions in which the Company operates.


Financial Condition:

The following information is provided for the continuing staffing operations as of October 1, 2000.

The quick ratio was 2.7 to 1 compared to 1.6 to 1 at December 27, 1999 and the current ratio was 3.0 to 1 compared to 1.8 to 1 for the same respective period. Net working capital increased by $4.8 million during the current fiscal year. Contributing to this improvement was an increase of approximately $698,000 in cash, $441,000 in accounts receivable and $857,000 in deferred income taxes. Additionally, accounts payable and accrued expenses decreased by $816,000 and $2.0 million, respectively. The increase in cash and deferred income taxes as well as the reduction in accounts payable are attributable to the use of proceeds and recording of the sale of the Company's industrial maintenance business in March of this year. The increase in accounts receivable is associated with the growth in service revenue in the Company's commercial staffing segment. The decrease in accrued expenses is primarily the result of the payment of the Company's prior year retrospective insurance adjustment and the payment of accrued incentive compensation, also from the prior fiscal year. Reference should be made to the Consolidated Statement of Cash Flows, which details the sources and uses of cash.

Open credit commitments at October 1, 2000 were $20.0 million. A portion of the proceeds from the sale of the industrial maintenance business was used to pay off the Company's outstanding debt in its entirety in March 2000.

Capital expenditures for the current fiscal quarter were approximately $167,000. Of this amount $118,000 was for computer hardware, software and office automation, $18,000 was for leasehold improvements and the balance was for furniture and fixtures. It is anticipated that existing funds and cash flows from operations will be sufficient to cover working capital and capital expenditures for 2000.


Discontinued Operations:

During the current fiscal quarter, a minor adjustment was made to the previously recorded loss on sale of discontinued operations to reconcile amounts previously recorded against continuing operations but which pertained to the discontinued operations. Expenditures associated with the winding down of the discontinued operations were adjusted against the various reserves established at the measurement date of September 26, 1999. At that time, reserves were established for an anticipated loss on the sale of discontinued operations, holding period losses, severance payments and transactional expenses. Management believes that balances remaining in the respective reserves will be sufficient to cover future anticipated expenses associated with the discontinued operations.

                           Part II-Other Information


Item 6   Exhibits and Reports on Form 8-K

   (A)   Exhibit 27.1 Financial Data Schedules

   (B)   Reports on Form 8-K:

         There were no reports on Form 8-K filed during the current fiscal quarter.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Ablest Inc.
                                             (Registrant)



Date: October 31, 2000                       /s/ Mark P. Kashmanian
                                             ---------------------------------
                                                 Mark P. Kashmanian
                                                 Chief Accounting Officer