Form 10-K
period 2000-12-31
ABLEST INC
filed 2001-03-28
CIK 46653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

Commission file number: 0-7907

ABLEST INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0978462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 Ulmerton Road, Suite 300, Clearwater, Florida	33762
(Address of principal executive offices)	(Zip Code)

(727) 299-1200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.05 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X
No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

The aggregate market value of the Registrant’s common shares held by non-affiliates at March 8, 2001 was approximately $5,697,000.

The number of common shares of the Registrant outstanding at February 28, 2001 was 2,937,529.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following part of this report: Part III — the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Registrant’s annual meeting of shareholders to be held on May 10, 2001.

PART I

ITEM 1. Business

General.

Prior to March 13, 2000, the Company operated as C. H. Heist Corp. with two service segments: Staffing Services and Industrial Maintenance.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance business and the stock of its Canadian subsidiary, C. H. Heist Ltd., to Onyx Industrial Services, Inc. (Onyx). For the fiscal years reported herein, the Company’s industrial maintenance business is being reported as a discontinued operation. See note 2 to the Consolidated Financial Statements included under item 8 to this report on Form 10-K for additional information on the discontinued operations.

Also on March 13, 2000, following the sale of the Company’s industrial maintenance business to Onyx, the Company was reincorporated in Delaware, changed its name to Ablest Inc. and became a pure-play staffing services company.

On January 1, 2001, Ablest Service Corp, Milestone Technologies Inc. and P.L.P. Corp (part of the discontinued operations) merged into Ablest Inc. to form a single operating company under the Ablest Inc. name. See note 14 to the Consolidated Financial Statements included under item 8 to this report on Form 10-K for additional information on the re-incorporation.

Staffing Services

The Company supplies staffing services in the United States. Staffing services are principally provided through 54 offices currently located in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial and technical needs of their customers. Ablest does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

On April 13, 1998, Ablest purchased 100% of the common stock of Milestone Technologies, Inc., an information technology staffing services provider in the Phoenix, Arizona metropolitan area. On November 17, 1998, Ablest purchased certain assets from SoftWorks International Consulting, Inc., an information technology staffing provider in the Denver, Colorado metropolitan area. See note 11 to the Consolidated Financial Statements included under item 8 to this report on Form 10-K for additional information on acquisitions.

The staffing services business is highly competitive. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the staffing services field are quality of service, reliability of personnel and price.

Industry Segments and Service Activities. The following table is a summary of information relating to the Company’s operations in its two industry segments for each of the Company’s last three fiscal years: The discontinued operation noted refers to the Company’s former industrial maintenance operations.

	Fiscal Year Ended

(In thousands)	Dec. 31,	Dec. 26,	Dec. 27,
	2000	1999	1998

Revenues from Unaffiliated Customers:

Staffing Services	$103,435	98,094	78,471

Discontinued Operation	12,565	54,317	57,176

Operating Income (Loss):

Staffing Services	1,193	(3,459)	1,893

Discontinued Operation	(15)	(2,991)	(350)

Identifiable Assets:

Staffing Services	21,696	22,639	25,603

Discontinued Operation	1,276	31,308	27,134

The following table sets forth the approximate percentages of revenues by service activity within the Company’s two operating segments for the continuing operations for each of the Company’s last three fiscal years:

(In thousands)	Fiscal Year Ended

	Dec. 31,	Dec. 26,	Dec. 27,
Staffing Services Revenues	2000	1999	1998

Commercial Staffing	85%	78%	76%

Information Technology Staffing	15%	22%	24%

Working Capital. By virtue of the nature of the Company’s business, the attainment and maintenance of high levels of working capital is not required, other than to meet debt requirements as disclosed in Note 6 to the Consolidated Financial Statements shown under item 8 to this Form 10-K.

Backlog. In view of the fact that the Company’s services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

Employees. The ongoing staffing business comprises approximately 4,561 persons, 186 of which were full time at December 31, 2000. The Company considers its employee relations to be satisfactory.

Canadian Operations. Up through March 13, 2000, the Company’s former industrial maintenance business included operations in Canada. In connection with the sale of the industrial maintenance business all of the common stock of the Company’s Canadian Subsidiary, C. H. Heist, Ltd., was sold to Onyx Industrial Services, Inc. The operations of the Canadian subsidiary, up through the sale date, are included with the discontinued operations. See note 2 to the Consolidated Financial Statements included under item 8 to this report on Form 10-K for additional information on the discontinued operations.

Executive Officers of Registrant

(a)	Identification. The Company’s executive officers are:

			Served as
		Position and Office	Executive
Name	Age	with Registrant	Officer Since

Charles H. Heist	50	Chairman of the Board of	1978
		Directors and acting Chief Financial
		Officer

W. David Foster	66	Chief Executive Officer	1976

Kurt R. Moore	41	President and Chief	1991
		Operating Officer

Mark P. Kashmanian	45	Treasurer, Secretary and Chief	1996
		Accounting Officer

Through March 12, 2000, the following individuals were also executive officers of the Company and have since left the Company to either join Onyx Industrial Services or to seek other business opportunities: Duane F. Worthington, Vice President U.S. Operations, C. H. Heist Corp.; Andrew R. Crowe, Jr., Vice President and Chief Operating Officer, C. H. Heist, Ltd. and Christopher H. Muir, Vice President Marketing and Sales, C. H. Heist Corp.

(b)	Arrangements and Understandings. There are no arrangements or understandings pursuant to which the above officers were elected.

(c)	Family Relationships. None of the officers has any family relationship with any other officer of the Company.

ITEM 2. Properties

The Company currently leases 13,724 square feet of office space in Clearwater, Florida that serves as its corporate headquarters. Fifty-eight additional facilities are leased at rentals and under terms and conditions prevailing in the various service locations. The Company considers all of its offices and facilities suitable and adequate for servicing its customers.

As part of the industrial maintenance asset sale, the Company’s administrative facility in Buffalo, New York was sold to Onyx Industrial Services, Inc. The services performed by the administrative group were relocated into the new corporate leased facility in Clearwater, Florida. The Company’s former executive office building, located in Clearwater, Florida, was also sold during 2000. The services performed by the executive group were relocated as well to the new corporate headquarters.

ITEM 3. Legal Proceedings

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2000.

A special meeting of security holders was held on March 6, 2000, to vote on and approve the sale of the Company’s industrial maintenance business to Onyx Industrial Services, Inc. and the re-incorporation of the Company in Delaware as Ablest Inc. Both resolutions were passed with more than the required two-thirds majority.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)(i) Market for Registrant’s Common stock:

The Company’s common stock currently trades on the American Stock Exchange under the symbol “AIH”. For the period from March 13, 2000 to November 20, 2000 the Company’s common stock was traded under the symbol “ABI”. Prior to March 13, 2000 the common stock was traded under the symbol “HST”.

(a)(ii) Price Range of Common Stock:

The price ranges applicable to the common shares during each quarter of the years ended December 31, 2000 and December 26, 1999, are as follows:

	2000		1999

	High	Low	High	Low

1st Quarter	$8.75	$5.75	$7.25	$6.25

2nd Quarter	6.25	4.50	6.75	6.375

3rd Quarter	5.875	4.125	6.625	6.125

4th Quarter	6.00	4.125	6.625	5.625

(b) Approximate Number of Common Shareholders:

On December 31, 2000, there were 523 registered shareholders.

(c) Dividends:

The Company currently does not pay a dividend on its common shares.

ITEM 6. Selected Financial Data
               (In thousands, except per share data)

Fiscal Year Ended December	2000	1999*	1998*	1997*	1996*

Net service revenues	$103,435	98,094	78,471	63,268	49,514

Net earnings (loss) from continuing operations	$592	(3,956)	876	163	890

Earnings (loss) per common share from Continuing operations:

Basic and diluted	$.21	(1.37)	.30	.06	.31

Total assets	$24,994	44,009	53,340	41,838	38,764

Long-term debt	$—	15,950	16,050	8,755	6,492

• Restated to reflect discontinued operations, which are more fully discussed in note 2 to the consolidated financial statements.

The following summarizes quarterly operating results:

2000 Quarters	1st	2nd	3rd	4th

Net service revenues	$25,893	24,906	26,139	26,497

Gross profit	5,872	5,557	5,813	5,592

Operating income (loss)	117	264	763	49

Net earnings (loss) from continuing operations	75	141	425	(49)

Earnings (loss) per common share from Continuing operations:

Basic and diluted	$.03	.05	.15	(.02)

1999 Quarters *	1st	2nd	3rd	4th

Net service revenues	$21,682	23,262	25,432	27,418

Gross profit	4,913	5,292	5,859	6,145

Operating income (loss)	130	337	706	(4,632)

Net earnings (loss) from continuing operations	(9)	109	365	(4,421)

Earnings (loss) per common share from Continuing operations:

Basic and diluted	$(.00)	.04	.13	(1.53)

* Restated to reflect discontinued operations, which are more fully discussed in note 2 to the consolidated financial statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this discussion, other than those concerning historical information, should be considered forward-looking and subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated.

On March 13, 2000, C.H. Heist Corp. sold substantially all of the assets of its United States industrial maintenance business and the stock of C. H. Heist Corp.’s wholly owned Canadian subsidiary, C.H. Heist, Ltd., to Onyx Industrial Services, Inc. Taken together, these assets comprised substantially all of the assets of C. H. Heist Corp.’s industrial maintenance operations. Included in the sale was the C. H. Heist Corp.’s administrative and warehousing facility in Buffalo, New York. Also on March 13, 2000, C. H. Heist Corp. merged into a newly formed company, Ablest Inc. (the Company), and was re-incorporated in the state of Delaware.

For financial reporting purposes, the Company’s former industrial maintenance business is being reported as a discontinued operation. The following discussions and analysis of operations and financial condition pertain to the Company’s staffing services business, which constitutes the continuing operation. A separate section labeled “Discontinued Operations’ is included at the end of this discussion and pertains to the disposal of the industrial maintenance business.

For the fiscal year ended December 31, 2000, compared to December 26, 1999.

Fiscal Year 2000 was comprised of 53 weeks compared to 52 weeks in fiscal 1999.

Results of Operations:

Service revenues increased by $5.3 million or 5.4% to $103.4 million from $98.1 million for the year ended December 31, 2000 compared to the year ended December 26, 1999.

Service revenue in the Company’s commercial staffing services segment increased by $11.6 million or 15.3% to $88.2 million from $76.6 million for the current year compared to one year earlier. Of this amount $12.0 million was from seven offices opened in fiscal 1999 and six offices opened in fiscal 2000. All of the branches opened in the prior fiscal year were profitable in the current fiscal year and three of the six offices opened in 2000 were profitable for the period ending December 31, 2000. Increases in service revenue for this segment were generated by the Company’s Vendor-on-Premises programs (Point Source) that were secured and started in the current year.

Service revenues in the Company’s information technology staffing segment decreased by $6.3 million or 29.4% to $15.2 million from $21.5 million for the current year compared to one year earlier. This decline reflects the continued post Y2K industry-wide slowdown in information technology spending. Ablest Technology Services is in the process of shifting from its original focus of primarily servicing low-end solutions work toward applications where trained professionals are scarce but generate higher margins. Additionally, managerial and structural changes have been made to this segment during fiscal 2000 to position it to take advantage of the changing marketplace for information technology services in 2001 and to endeavor to halt the decline that has occurred in this segment over the past 18 months.

Gross profit dollars increased by $625,000 or 2.8% to $22.8 million from $22.2 million for the current year compared to 1999. Gross profit margin declined to 22.1% from 22.6% over the same period. The increase in gross profit dollars is primarily the result of the increased service revenue generated by the commercial staffing segment, which was partially offset by the decline in service revenues from the information technology staffing segment. The decline in gross profit margin is primarily the result of the increase in Point Source programs noted previously that generate lower margins on higher volumes. These programs generally require the use of tiered staffing suppliers on a direct passthrough basis. Billings for these services were approximately $1.5 million in 2000 compared to $456,000 in 1999. Without these passthrough services the gross profit margin would have been 22.4% in the current year compared to 22.7% in 1999. In addition, the demand for full time placements, which produce higher gross margins, was less in 2000.

Selling, general and administrative expenses, inclusive of amortization expense, increased to $21.6 million from $20.6 million for fiscal 2000 compared to 1999. As a percentage of service revenues selling, general and administrative expenses declined to 20.9% from 21.0%. Contributing to the increase in selling, general and administrative expense dollars were transitional expenses associated with the closing and subsequent relocation of the Company’s administrative office in Buffalo, New York to the new leased corporate facilities in Clearwater, Florida, during the first half of 2000. Selling, general and administrative expenses during the second half of 2000 declined by $266,000 over the same period one year earlier. This decline is partly attributed to a leveling-off of corporate expenses as the company settled into its new corporate facility. In addition, adjustments were made in the Company’s information technology staffing segment to right size the operation to the level of activity being generated. Also contributing was a decrease in amortization expense of $358,000 in the current year compared to 1999. This decrease is the result of the intangible asset impairment charge taken by the Company in the fourth quarter of fiscal 1999. The remaining intangible assets were reviewed at year-end and found to adequately support projected cash flows.

Results of Operations, continued:

Other income (expense) net improved in the current year by $443,000 to $14,000 compared to a net other expense of $429,000 for fiscal 1999. In March, the company used a portion of proceeds from the sale of its industrial maintenance business to pay off its revolving term debt. The result was a decline in interest expense of $404,000 in the current year compared to 1999.

The effective tax rate is 50.9% for the current year. The effective tax rate is the result of the multiple taxing jurisdictions in which the company operates and the non-deductibility for tax purposes, of certain expenses incurred by the Company. Additionally, changes in estimates of previously recognized tax benefits also increased the current year effective tax rate.

Financial Condition:

The following information is provided as of December 31, 2000.

The quick ratio was 2.9 to 1 compared to 1.6 to 1 at December 26, 1999, and the current ratio was 3.5 to 1 compared to 1.8 to 1 for the same respective periods. Net working capital increased by $6.2 million during the current year. Contributing to this increase was an increase in accounts receivable of $1.1 million and an increase in deferred income taxes of $1.4 million. Also contributing to the increase in working capital was a reduction in accounts payable of $1.0 million and a reduction in accrued expenses and other current liabilities of $2.5 million. The increase in accounts receivable is associated with the increase in service revenues in the Company’s commercial staffing segment while the increase in current deferred tax assets is a result of increases in the Company’s reserves for its retrospective insurance program and in deferred taxes associated with the sale of the Company’s industrial maintenance business. The reduction in accounts payable is the result of the inclusion of certain trade accounts payable related to the sale of the industrial maintenance business to Onyx. Accrued expenses decreased primarily as a result of the payment of the Company’s prior year retrospective insurance adjustment and the payment of accrued incentive compensation from the prior year. Reference should be made to the consolidated statement of cash flows, which details the sources and uses of cash.

Open credit commitments were $19.85 million at December 31, 2000. A portion of the proceeds from the sale of the industrial maintenance business was used to pay off the Company’s then outstanding debt in its entirety in March 2000. Effective for 2001, the Company’s revolving term loan agreement was reduced to $5.0 million and is set to mature on August 1, 2001. The Company is in the process of replacing the existing credit facility and anticipates availability of a new facility by July 31, 2001.

Capital expenditures for 2000 were $1.0 million. Of this amount $569,000 was for computer hardware, software and office automation systems, $186,000 was for leasehold improvements and the balance was for furniture and fixtures.

It is anticipated that existing funds and cash flows from operations will be sufficient to cover working capital needs and capital expenditures for 2001.

Discontinued Operations:

During the current fiscal year, an adjustment was made to the previously recorded loss on sale of discontinued operations to reconcile amounts previously recorded against continuing operations but which pertained to the discontinued operations. Expenditures associated with the winding down of the discontinued operations were charged against the various reserves established at the measurement date of September 26, 1999. At that time, reserves were established for an anticipated loss on the sale of discontinued operations, holding period losses, severance payments and transactional expenses. Management believes that balances

Discontinued Operations, continued:

remaining in the respective reserves will be sufficient to cover future anticipated expenses associated with the discontinued operations.

For the fiscal year ended December 26, 1999, compared to December 27, 1998

Results of Operations:

Service revenues in the Company’s staffing services segment for the fiscal year ended December 26, 1999, increased by $19.6 million or 25.0% to $98.1 million from $78.5 million, one year earlier. Service revenues in this segment’s commercial staffing division increased for the fiscal 1999 year by $16.8 million or 28.1% to $76.6 million from $59.8 million, one year earlier. Revenues generated from seven offices opened in fiscal 1999 as well as greater market penetration in existing offices contributed to this increase. Service revenues in this segment’s technology services division increased for 1999 by $2.8 million or 15.0% to $21.5 million from $18.7 million, one year earlier. The increase in service revenues is the result of two offices within this division being acquired during the prior fiscal year and as such, not being included in service revenues for the full prior fiscal year. During the Company’s fourth quarter of 1999, this division lost a contract to provide technology staffing services to a national financial services provider. Service revenues to this customer accounted for 17.0% of total technology service revenues for the first three fiscal quarters of 1999. This division has not been successful in securing orders to replace the volume of services lost from this contract.

Gross profit from continuing operations for 1999, increased by $3.8 million or 20.6% to $22.2 million from $18.4 million, one year earlier. As a percentage of service revenues, gross profit decreased by .9% to 22.6% from 23.5% over the same period year to year. The increase in gross profit dollars is the result of the increased service revenues noted above while the decrease in gross profit percentage is predominately the result of increased operating expenses including increases in workers compensation insurance. Also contributing to the decrease in gross profit percentage is the lower operating gross profit being generated by the technology staffing division which decreased to 25.0% in fiscal 1999, from 25.8% in fiscal 1998.

Selling, general and administrative expenses, inclusive of amortization expense and exclusive of the charge for the impairment of intangible assets, increased for 1999, by $4.1 million or 24.8% to $20.6 million from $16.5 million, one year earlier. The increase in selling, general and administrative expenses is primarily the result of the opening of new offices during 1999, additional staffing necessary to service the growth in revenues in existing offices and an increase in corporate expenses to provide support services to field operations. Also, contributing to this increase was a $218,000 increase in amortization expense associated with acquisitions that were completed in previous years.

During the fourth fiscal quarter of 1999, the Company recorded a charge of $5.1 million for the impairment of intangible assets. The impairment charge was the result of the Company’s historical policy of evaluating events and circumstances which have occurred and which may indicate that the carrying value of intangible assets warrant adjustment. The intangibles were determined to have been impaired as a result of the loss of a major customer in the fourth quarter of 1999, the less than anticipated operating results of the acquired businesses and their inability to meet the income projections that were used in determining the purchase prices that were paid for these operations.

Other expense, net increased by $136,000 or 46.4% to $429,000. Interest expense, net increased by $151,000 as the Company maintained a higher level of borrowing to support the growth of new offices and to finance increased receivables.

Results of Operations, continued:

The effective tax rate for the continuing operations was a tax expense of 1.7% even though the operations incurred a significant loss. The majority of the asset impairment write down was attributable to the Company’s acquisition of Milestone Technologies, Inc. in fiscal 1998. Since the acquisition was a stock purchase, the intangible asset write down was not deductible for income tax purposes. See footnote number 8, Income Taxes, to the accompanying financial statements for a more detailed analysis of income taxes.

Discontinued Operations:

The loss from discontinued operations consist of the Company’s industrial maintenance business through the measurement date of September 26, 1999, which represents the date of the signing of the letter of intent between the Company and Onyx Industrial Services, Inc. Estimated operating results for the period from September 27, 1999, through the closing date of March 13, 2000, are included in the loss on sale of discontinued operations, noted below.

Service revenues for discontinued operations for the period ended December 26, 1999, declined by $2.9 million to $54.3 million from $57.2 million, one year earlier. Gross profit dollars declined by $2.7 million or 13.6% and were primarily the result of increased costs for direct labor associated with the performance of services, including related payroll taxes and employee benefits. Selling, general and administrative expenses remained relatively unchanged at $19.9 million for the current fiscal year, compared to the year earlier.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company, in the normal course of business, has exposure to interest rate risk from its long term debt obligations and prior to March 13, 2000 on foreign exchange rate risk with respect to its foreign operations and currency conversions. The Company does not believe that its exposure to fluctuations in either interest rates in the United States or currency exchange rates with regards to the Canadian dollar are material. A 10% change in the interest rate utilized on its long term debt obligations would have produced approximately a total of $21,800 in additional interest expense ($9,900 for continuing operations and $11,900 for discontinued operations) for the fiscal year ended December 31, 2000. Likewise, since the majority of the Company’s revenues, expenses and cash flows are transacted in U.S dollars a 10% decline in the Canadian exchange rate would have impacted the adjustment to loss on sale of discontinued operations for fiscal 2000 by approximately $6,800.

Due to the immateriality of the above noted market risks, the Company has decided not to utilize any form of financial instrument as a hedge against these risks.

ITEM 8. Financial Statements and Supplemental Data

Index to Financial Statements and Schedules

Page Reference

The financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below:

Independent Auditors’ Report	14

Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and December 26, 1999	15

Consolidated Statements of Operations for the years ended December 31, 2000, December 26, 1999 and December 27, 1998	16

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, December 26, 1999 and December 27, 1998	17

Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 26, 1999 and December 27, 1998	18-19

Notes to Consolidated Financial Statements	20-36

Schedules:

Valuation Account	42

Independent Auditors’ Report

The Board of Directors
Ablest Inc.

We have audited the accompanying consolidated balance sheets of Ablest Inc. and subsidiaries as of December 31, 2000 and December 26, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000, December 26, 1999 and December 27, 1998. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ablest Inc. and subsidiaries as of December 31, 2000 and December 26, 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, December 26, 1999 and December 27, 1998, in conformity with accounting principles generally accepted in the United States.

KPMG LLP

Tampa, Florida
February 16, 2001

ABLEST INC. AND SUBSIDIARIES

Consolidated Balance sheets
(In thousands, except share and per share data)

	Dec. 31,	Dec. 26,
	2000	1999

Assets
Current assets:

Cash and cash equivalents	$406	562

Receivables, less allowance for doubtful receivables of $390 and $378 in 2000 and 1999, respectively	14,629	13,492

Prepaid expenses and other	359	419

Deferred income taxes (note 8)	2,549	1,100

Total current assets	17,943	15,573

Net property, plant and equipment (note 3)	1,861	2,213

Deferred income taxes (note 8)	105	909

Intangible assets, net (note 4)	4,576	4,880

Net assets of discontinued operations (note 2)	274	20,434

	$24,759	44,009

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$487	1,468

Accrued expenses and other current liabilities (note 5)	4,635	7,223

Total current liabilities	5,122	8,691

Long-term debt (note 6)	—	15,950

Other liabilities	452	756

Total liabilities	5,574	25,397

Stockholders’ equity (notes 6, 7 and 15):

Common stock of $.05 par value. Authorized 8,000,000 shares; issued 3,293,405 and 3,167,092 shares for 2000 and 1999, respectively	165	158

Additional paid-in capital	4,914	4,285

Less unearned restricted stock	(215)	—

Less notes receivable from stock sale	(235)	—

Retained earnings	16,168	15,391

	20,797	19,834

Less cost of common shares in treasury –356,791 and 285,529 shares for 2000 and 1999, respectively	(1,612)	(1,222)

Total stockholders’ equity	19,185	18,612

Commitments and contingencies (notes 2, 12 and 13)	—	—

	$24,759	44,009

      See accompanying notes to consolidated financial statements.

ABLEST INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended

	Dec. 31,	Dec. 26,	Dec 27,
	2000	1999	1998

Net service revenues	$103,435	98,094	78,471

Cost of services	80,601	75,885	60,059

Gross profit	22,834	22,209	18,412

Selling, general and administrative expenses	21,275	19,873	16,013

Amortization of intangible assets	366	724	506

Intangible asset impairment (note 4)	—	5,071	—

Operating income (loss)	1,193	(3,459)	1,893

Other income (expense):

Interest expense, net	(135)	(599)	(448)

Miscellaneous, net	149	170	155

Other expense, net	14	(429)	(293)

Earnings (loss) from continuing operations before income taxes	1,207	(3,888)	1,600

Income taxes (note 8)	615	68	724

Net earnings (loss) from continuing operations	592	(3,956)	876

Discontinued operations (note 2):

Income (loss) from discontinued operations, net of income taxes	—	(743)	418

Loss on sale of discontinued operations, net of income taxes	—	(7,086)	—

Adjustment to loss on sale of discontinued operations, net of income taxes	185	—	—

Net earnings (loss)	$777	(11,785)	1,294

Basic and diluted earnings (loss) per common share:

Continuing operations	$.21	(1.37)	.30

Discontinued operations	—	(.26)	.15

Loss on sale of discontinued operations	—	(2.46)	—

Adj. to loss on sale of discontinued operations	.06	—	—

Total	$.27	(4.09)	.45

Weighted average number of common shares outstanding	2,865,844	2,880,867	2,877,977

      See accompanying notes to consolidated financial statements.

ABLEST INC. AND SUBSIDIARIES

Statement of Stockholders' Equity
(In thousands, except share and per share data)

		Additional		Treasury stock		Unearned	Receivable	Total
	Common	paid-in	Retained			Restricted	Stock	Stockholders'
	stock	capital	earnings	Shares	Amounts	Stock	Sale	equity

Balances at December 28, 1997	$158	4,274	25,882	290,269	(1,243)	—	—	29,071

Net earnings	—	—	1,294	—	—	—	—	1,294

Stock compensation awards	—	4	—	(1,515)	7	—	—	11

Balances at December 27, 1998	158	4,278	27,176	288,754	(1,236)	—	—	30,376

Net loss	—	—	(11,785)	—	—	—	—	(11,785)

Stock compensation awards	—	7	—	(3,225)	14	—	—	21

Balances at December 26, 1999	158	4,285	15,391	285,529	(1,222)	—	—	18,612

Net earnings	—	—	777	—	—	—	—	777

Stock Options exercised	1	77	—	—	—	—	—	78

Stock compensation awards	3	320	—	—	—	(215)	—	108

Stock repurchase program	—	—	—	71,262	(390)	—	—	(390)

Option to ownership program	3	232	—	—	—	—	—	235

Notes receivable from stock sale	—	—	—	—	—	—	(235)	(235)

Balances at December 31, 2000	$165	4,914	16,168	356,791	(1,612)	(215)	(235)	19,185

      See accompanying notes to consolidated financial statements.

ABLEST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year ended

	Dec. 31,	Dec. 26,	Dec. 27,
	2000	1999	1998

Cash flows from operating activities:

Net earnings (loss) from continuing operations	$592	(3,956)	876

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

Depreciation	1,151	684	426

Amortization of intangible assets	366	724	506

Intangible asset impairment charge	—	5,071	—

Gain on disposal of property, plant and equipment, net	(98)	—	—

Deferred income taxes	(645)	(778)	(370)

Changes in assets and liabilities (next page)(1)	(4,950)	(1,013)	1,056

Net cash (used) /provided by operating activities of continuing operations	(3,584)	732	2,494

Cash flows from investing activities:

Additions to property, plant and equipment	(1,040)	(996)	(773)

Proceeds from disposal of property, plant and equipment	366	—	—

Acquisitions and earnout payments, net of cash acquired	(225)	(1,310)	(7,266)

Cash transfer from discontinued operations (Note 2)	8,683	—	—

Net cash provided/ (used) by investing activities of continuing operations	7,784	(2,306)	(8,039)

Cash flows from financing activities:

Proceeds from bank line of credit borrowings	6,200	18,750	14,047

Repayment of bank line of credit borrowings	(15,200)	(18,350)	(8,297)

Proceeds from exercise of stock options	78	—	—

Employee stock awards	(323)	—	—

Purchase of treasury shares	(389)	—	—

Net cash (used)/provided by financing activities of continuing operations	(9,634)	400	5,750

Net (decrease)/increase in cash from continuing operations	(5,434)	(1,174)	205

Net increase in cash from discontinued operations	13,961	414	896

Less amount transferred to continuing operations	(8,683)	—	—

Net (decrease)/increase in cash	(156)	(760)	1,101

Cash and cash equivalents at beginning of year	562	1,322	221

Cash and cash equivalents at end of year	$406	562	1,322

(Continued)

      See accompanying notes to consolidated financial statements.

ABLEST INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(In thousands)

	Year ended

	Dec. 31,	Dec. 26,	Dec. 27,
	2000	1999	1998

Changes in continuing operations’ assets and liabilities
providing (using) cash excluding effects of acquisitions(1):

Receivables	$(1,137)	(3,663)	(1,368)

Prepaid expenses & other	60	(162)	(154)

Accounts payable	(981)	1,155	1,391

Accrued expenses	(2,588)	1,347	998

Other liabilities	(304)	310	189

Total	$(4,950)	(1,013)	1,056

Supplemental disclosure of cash flow information:

Cash paid during year for:

Interest — continuing operations	$135	307	396

Interest — discontinued operations	198	325	475

	$333	632	871

Income taxes — continuing operations	$—	117	832

Income taxes — discontinued operations	—	288	801

	$—	405	1,633

Bank line of credit:

Proceeds — continuing operations	$6,200	18,750	14,047

Proceeds — discontinued operations	5,250	12,400	10,550

	$11,450	31,150	24,597

Repayments — continuing operations	$(15,200)	(18,350)	(8,297)

Repayments — discontinued operations	(11,900)	(12,900)	(9,000)

	$(27,100)	(31,250)	(17,297)

Non-cash investing and financing activities:

Continuing operations:

Liabilities assumed in acquisition transactions	$—	—	760

Discontinued operations:

Leases capitalized	$—	1,148	—

      (1) Excludes changes resulting from discontinued operations.

      See accompanying notes to consolidated financial statements.

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 2000, December 26, 1999
and December 27, 1998

(1) Summary of Significant Accounting Policies

Ablest Inc. (Ablest) and subsidiaries (the Company) is primarily engaged in staffing services. Ablest Service Corp., a wholly owned subsidiary, focuses on providing temporary and contract staffing solutions to businesses in the clerical, light industrial and technology professional sectors. On January 1, 2001, Ablest Service Corp. and Milestone Technologies Inc., its information technology staffing subsidiary, merged into Ablest Inc. to form a single operating company.

Prior to March 13, 2000 the Company also provided industrial maintenance services through C. H. Heist Corp. domestically and in Canada through C. H. Heist Ltd., a wholly owned subsidiary. As further described in note 2, the Company sold substantially all of the assets of its industrial maintenance operations on March 13, 2000, including the stock of C. H. Heist, Ltd. The accompanying consolidated financial statements as of and for the year ended December 31, 2000 separately reflect industrial maintenance operations as a discontinued operation. The 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

Significant accounting policies followed by the Company are summarized as follows:

(a)	Fiscal Year

The Company’s fiscal year ends on the last Sunday of December. The consolidated financial statements include 53 weeks for the year ended December 31, 2000 and 52 weeks for each of the years ended December 26, 1999 and December 27, 1998.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which were wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents.

(d)	Revenue Recognition

Revenue and associated costs are recognized in the period the services are provided.

(e)	Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the respective assets, principally on the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives generally range from three to forty years.

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(g)	Intangible Assets

The values ascribed to acquired intangibles are being amortized on the straight-line method primarily over periods of three to thirty years. The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amounts of intangible assets may warrant revision or may not be recoverable. In the event of possible impairment, the asset’s value will be determined by discounted projected net cash flows of the related business.

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

The former Canadian subsidiary utilized the Canadian dollar as its functional currency. Assets and liabilities were translated using rates of exchange as of the balance sheet date at the time of the sale and the statements of operations were translated at an average rate of exchange through March 12, 2000. The cumulative effect of foreign currency translation is included in the net assets of discontinued operations.

(k)	Use of Estimates

Management has made a number of estimates and assumptions in preparing these financial statements to conform with generally accepted accounting principles. Actual results could differ from those estimates.

(l)	Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock – Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Discontinued Operations

In the fourth quarter of 1999 the Company adopted a plan to dispose of its industrial maintenance operations. On March 13, 2000 the Company completed the sale of substantially all of the assets of the Company’s U.S. industrial maintenance operations and all the stock of its Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. (Onyx). Taken together, these operations comprised substantially all of the Company’s industrial maintenance business. The base selling price was $20,000,000 in cash plus the assumption by Onyx of certain trade liabilities. The selling price was subject to adjustment in the event that the net assets delivered differ from a targeted amount agreed to by the parties. Additionally, $7,000,000 of the selling price was subject to escrow pending the formal assignment of certain customer relationships to Onyx. Of the amount to be held in escrow, $6,000,000 was attributable to one customer relationship. Prior to closing the sale to Onyx on March 13, 2000, the Company obtained the necessary assignment from this customer thereby releasing the proceeds. Based upon the 2000 activity of the other customer assignments with Onyx, $327,000 of the remaining escrow will not be received and, accordingly, the Company has excluded such amount from the estimated sales price in determining the loss on disposal of this business.

The Agreement included certain other provisions, which could result in additional disposition costs for the Company. Such costs include environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs. The Company has estimated and recorded in 1999, its net loss from the sale of its industrial maintenance operations. Such loss included management’s best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the Agreement and the basis of disposed net assets as of the measurement date. The actual amounts for these items and accordingly, the actual loss from disposal may differ from the estimate.

The estimated loss on the disposal of the industrial maintenance operations recorded in 1999 was $7,086,000 (net of tax benefit of $2,772,000), consisting of an estimated loss on disposal of the business of $5,509,000 and a provision of $1,577,000 for anticipated operating losses from the measurement date to the expected disposal in March, 2000 (holding period loss). During fiscal 2000, an adjustment was made to reduce the loss on disposal by $185,000, net of taxes. The adjustment was based on the difference between the actual operating results, of the discontinued operations, during the holding period to the estimate used in the determination of the loss on sale of discontinued operations recorded in 1999. Based on information available at this time, management believes no additional adjustments to the loss on disposal are required. The tax benefit recorded in connection with the loss on disposal differs from the tax benefit calculated by using statutory rates as a result of certain foreign currency exchange losses, net operating losses and foreign tax credit carryforwards, which are not expected to be realized.

A summary of the operating results of discontinued operations are shown on the follow page:

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Discontinued Operations, continued

(In thousands)	Year ended

	March 12,	Dec. 26,	Dec.27,
	2000	1999	1998

Net service revenues	$12,565	54,317	54,176

Income (loss) from discontinued operations before income tax expense (benefit)	309	(979)	537

Income tax expense (benefit)	124	(236)	119

Income (loss) from discontinued operations	$185	(743)	418

The Company specifically allocated debt and interest expense that it attributed to each operating business segment. The amount of interest expense included in the income (loss) from discontinued operations was $198,000, $325,000 and $475,000 for the fiscal years 2000, 1999 and 1998, respectively.

Comprehensive loss of these operations was $216,000, $266,000 and $234,000 in 2000, 1999 and 1998, respectively. The only item of other comprehensive loss is foreign currency translation.

The income tax expense (benefit) attributable to discontinued operations differs from the amount determined by applying the statutory tax rate to income (loss) from discontinued operations before income taxes due to the effects of higher foreign tax rates, net operating loss and tax credit carryforwards.

The industrial maintenance assets sold, the liabilities assumed by Onyx, the cumulative translation adjustment attributable to C.H. Heist, Ltd. and the accrued loss on sale have been segregated in the accompanying consolidated balance sheets as net assets of discontinued operations. The components are as follows:

(In thousands)	Dec. 31,	Dec. 26,
	2000	1999

Current assets	$576	15,546

Property, plant & equipment, net (note 3)	699	15,196

Other assets	—	207

Current liabilities	—	(2,772)

Accrued loss on disposal	(1,001)	(8,178)

Capital lease obligations	—	(746)

Deferred income tax liabilities ( note 8 )	—	(577)

Foreign currency translation	—	1,758

	$274	20,434

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3) Property, Plant and Equipment

A summary of aggregate property, plant and equipment follows:

(In thousands)	Dec. 31,	Dec. 26,
	2000	1999

Land	$259	1,337

Building and improvements	684	5,499

Machinery and equipment	—	29,847

Automotive equipment	—	15,470

Office furniture and equipment	6,522	7,996

Leasehold improvements	362	575

	7,827	60,724

Less accumulated depreciation	5,267	43,315

	$2,560	17,409

Net property, plant and equipment has been allocated as follows:

(In thousands)	Dec. 31,	Dec. 26,
	2000	1999

Continuing operations	$1,861	2,213

Discontinued operations	699	15,196

	$2,560	17,409

(4) Intangible Assets

A summary of intangible assets follows:

(In thousands)	Dec. 31,	Dec. 26,
	2000	1999

Goodwill, less accumulated amortization of $728 and $570	$4,206	4,364

Other intangible assets less accumulated amortization of $1,118 and $910	370	516

	$4,576	4,880

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

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4) Intangible Assets, continued:

Discount rates used were based on a risk adjusted rate of return. Based on the same review at December 31, 2000, no additional adjustments were necessary to the remaining asset values.

(5) Accrued Expenses

A summary of accrued expenses and other current liabilities follows:

(In thousands)	Dec. 31,	Dec. 26,
	2000	1999

Payroll and other compensation	$2,071	2,602

Insurance	2,384	2,956

Acquisition earnout costs (note 11)	—	225

Other	180	1,440

	$4,635	7,223

(6) Indebtedness

At December 31, 2000, the Company had a $25,000,000 unsecured bank line of credit under a revolving credit agreement. The interest rate on borrowings under the line of credit was elected weekly by the Company and was either (i) the bank’s prime rate or (ii) the Secondary Market Certificate of Deposit (CD) Rate plus 3/4%. The rate in effect at December 31, 2000 was 7.275%. On July 31, 2001, the Company has the option of converting the then outstanding borrowings to a term loan, payable in twenty equal quarterly installments beginning August 1, 2002 and bearing interest at either (i) the bank’s prime rate plus 1/2% or (ii) the Secondary Market CD Rate plus 1-1/2%. If converted, the company continues electing, on a weekly basis, the interest rate to be charged. The revolving credit agreement contains working capital requirements, and limits the amount of liabilities, capital expenditures and payment of cash dividends. Under the most restrictive of these provisions, $1,000,000 of retained earnings is free of dividend restrictions at December 31, 2000. Due to the sale of the industrial maintenance operations, the Company was not in compliance with certain of the covenants included in the agreement and as such obtained a waiver from the bank. The Company also pays a commitment fee of 1/8% per annum on the average daily unused portion. Compensating balances, may be, but were not required, to be maintained.

A portion of the proceeds from the sale of the industrial maintenance operations were used to pay the then outstanding balance owing on the revolving term loan agreement on March 14, 2000. The outstanding balance at that time was $15,950,000 and was allocated $6,750,000 to continuing operations and $9,200,000 to discontinued operations.

Effective for 2001, the Revolving Term Loan Agreement between the Company and Manufacturers and Traders Trust Company dated August 21, 1995 was reduced to $5,000,000 and is set to mature on August 1, 2001. All other terms and conditions of the original loan agreement remain unchanged. The Company is in the process of replacing the existing credit facility with one that is more in line with the needs of a staffing company and anticipates having the new facility available by July 31, 2001.

At December 31, 2000 there was $150,000 owing against the term loan agreement which was classified as a short term liability due to the agreement maturity date of August 1, 2001.

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Stock Option Plans

On May 5, 2000, the Company reserved 100,000 common shares for issuance in conjunction with its 2000 Independent Directors’ Stock Option Plan, (the “Plan”). The purpose of the Plan is to strengthen the alignment of interest between the independent directors and the shareholders of Ablest Inc. through increased ownership by the independent directors of the Company’s common stock. The Plan provides for the granting of options to purchase 6,000 shares of common stock on the date of the respective directors election to the board of directors’ and for the granting of options to purchase 1,500 common shares each time he or she is re-elected to the board. The price per share deliverable upon exercise is equal to 100% of the fair market value of the shares on the date the option is granted. The initial grant of options to purchase 6,000 common shares is exercisable in three equal, annual installments on the first, second and third anniversary of the grant thereof. All subsequent grants are exercisable on the first anniversary of the grant thereof. The term of each grant is 10 years from the date it is granted.

A summary of stock option activity follows:

		Weighted	Options
	Stock	Average	Exercisable
	Options	Exercise price	at year end

Outstanding at December 31, 2000	24,000	$5.06	—

At its regularly scheduled board of directors’ meeting held on August 23, 2000, the board approved the Ablest Inc. Option to Ownership Program, (the “Program”). The Program provides for the surrendering of stock options issued under the Company’s 1991 Stock Option Plan and the Company’s 1996 Leveraged Stock Option Plan and the purchase of restricted common stock of the Company through delivery of a full recourse promissory note in an amount equal to the aggregate purchase price of the common stock issued. The per share purchase price of the common stock issued was equal to the fair market value of the common stock on October 9, 2000 (the effective date of the Program). The number of common shares issued to each Program participant was based on a conversion factor determined by calculating the value of the various option grants previously issued, using the Black-Scholes Method, divided by the fair market price of the common stock available to purchase. A total of 234,716 option shares were surrendered and 55,313 common shares issued. The shares issued under the Program will be accounted for under variable plan accounting, as defined in SFAS No. 123. As such, compensation expense may result in future periods in the event that the fair value of common shares increases or in the event the promissory notes are forgiven.

The Company had reserved 375,000 common shares for issuance in conjunction with its 1991 Stock Option Plan (Plan). The Plan provided for the granting of incentive stock options and/or non qualified options to officers and key employees to purchase shares of common stock at a price not less than the fair market value of the stock on the dates options were granted. Such options were exercisable at such time or times as may be determined by the Compensation Committee of the Board of Directors and generally expired no more than ten years after grant. Options vested and became fully exercisable six months after the grant date. During the current year 39,407 options expired and 58,336 options were converted to common shares under the Option to Ownership Program.

A summary of stock option activity follows on the next page.

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Stock Option Plans, continued:

		Weighted	Options
		average exercise	exercisable at year
	Stock Options	price	end

Outstanding Dec. 27, 1997	169,484	$7.70	169,484

Canceled or expired	(3,396)	7.98

Outstanding Dec. 27, 1998	166,088	7.69	166,088

Canceled or expired	(3,812)	7.70

Outstanding Dec. 26, 1999	162,276	7.69	162,276

Canceled or expired	(51,461)	7.55

Exercised	(11,000)	7.08

Option to Ownership Program	(58,336)	$7.57

Outstanding Dec. 31, 2000	41,479	$8.02	41,479

At December 31, 2000, the range of exercise prices was $6.94 — $10.13. The remaining outstanding option grants pertain to retired, former key employees of the company and have no expiration date attached to them.

In May 1996, the Company’s shareholders approved the adoption of a Leveraged Stock Option Plan (Leveraged Plan) for key employees. The Leveraged Plan authorized the issuance of options covering up to 375,000 shares of common stock. Pursuant to the Leveraged Plan, 10% of a participant’s annual incentive compensation payment was made in the form of stock options, which were granted following the end of the fiscal year. The number of options and the exercise price were based on the average market price per share of common stock for the ten days prior to the calendar year end for which the option was granted. The exercise price of the options was subject to escalation at 8% per year over the original option price. Options vested after three years and were exercisable over a ten-year period from the date of grant. The Compensation Committee of the Board of Directors established the percentage of the compensation to be applied towards the options and the escalation percentage of the exercise price.

Effective in 2000, the Leveraged Stock Option Plan was terminated.

A summary of Leveraged Plan option activity is on the following page.

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Stock Option Plans, continued

			Weighted
			average fair
		Weighted	value of
		average exercise	option
	Stock Options	price	granted

Outstanding Dec. 28, 1997	33,583	$6.22
Granted	38,803	7.02	$2.54

Outstanding Dec. 27, 1998	72,386	6.88

Granted	74,117	6.34	1.82

Outstanding Dec. 26, 1999	146,503	6.88

Granted	65,429	5.92	1.42
Canceled or expired	(35,552)	7.64
Option to Ownership Program	(176,380)	$6.95

Outstanding Dec. 31, 2000	—	—

The fair value of the options were determined using a Black-Scholes option pricing model. The various factors used in each years calculation were: dividend yield of 0%, volatility of 21.9%, risk free dividend rate of 0% (10 year treasury rate less 8% (exercise price % increase each year) is less then 0%), forfeiture rate of 0% and expected life of 10 years.

Based on the fair value of all options at the grant date, the Company’s net earnings (loss) and earnings (loss) per share from continuing operations would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)		Year ended

		Dec. 21,	Dec. 26,	Dec. 27,
		2000	1999	1998

Net earnings (loss) from	As reported	$592	(3,956)	876
Continuing operations	Pro forma	499	(4,016)	842
Basic and diluted net earnings (loss)	As reported	$.21	(1.37)	.30
per share from continuing operations	Pro forma	.17	(1.39)	.29

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Income Taxes

The components and allocation of the total provision for income tax expense (benefit) are as follows:

(In thousands)	Year ended

	Dec. 31,	Dec. 26,	Dec. 27,
	2000	1999	1998

Current expense (benefit):

Federal	$105	(13)	655

State	18	66	75

Foreign		150	453

Total current	123	203	1,183

Deferred expense (benefit):

Federal	386	(3,121)	(167)

State	132	(70)	(173)

Foreign	97	48	1

Total deferred	615	(3,143)	(340)

	$738	(2,940)	843

Continuing operations	$615	68	724

Discontinued operations	123	(3,008)	119

	$738	(2,940)	843

The source of aggregate earnings (loss) before income taxes is as follows:

(In thousands)	Year ended

	Dec. 31,	Dec. 26,	Dec. 27,
	2000	1999	1998

Earnings (loss) before income taxes:

Continuing operations:

Domestic	$1,207	(3,888)	1,600

Discontinued operations:

Domestic	138	(11,225)	(439)

Foreign	171	388	976

	309	(10,837)	537

	$1,516	(14,725)	2,137

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Income Taxes, continued

Actual income taxes from continuing operations differ from the “expected” taxes (computed by applying the U.S. Federal corporate tax rate of 34% to earnings (loss) before income taxes) as follows:

(In thousands)	Year ended

	Dec. 31,	Dec. 26,	Dec. 27,
	2000	1999	1998

Computed expected tax expense	$417	(1,322)	544

Adjustments resulting from:

State tax, net of Federal tax benefit	31	1	52

Goodwill amortization and impairment	12	1,287	62

Meals & entertainment	32	47	31

Change in estimate for tax benefit, other	123	55	35

	$615	68	724

Effective tax rate	50.9%	(1.7)%	45.3%

The tax effects of temporary differences that give rise to the aggregate deferred tax assets and liabilities are as follows:

(In thousands)	Dec. 31,	Dec. 26,
	2000	1999

Deferred tax assets:

Allowance for doubtful receivables	$125	165

Accrued insurance expense	967	796

Accrued loss on disposal	353	2,623

Accumulated amortization of other assets	656	675

Foreign tax and other credit carryforwards	24	9,297

Operating loss carryforwards	2,657	656

Other	158	550

	4,940	14,762

Valuation allowances	(1,044)	(3,682)

	3,896	11,080

Deferred tax liabilities:

Accumulated depreciation of plant and equipment	(735)	(711)

Undistributed earnings of foreign subsidiary	—	(6,593)

	(735)	(7,304)

Net deferred tax assets	$3,161	3,776

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Income Taxes, continued

Net deferred tax assets are allocated between continuing and discontinued operations as follows:

	Dec. 31,	Dec. 26,
	2000	1999

Continuing operations:

Current deferred tax assets	$2,549	1,100

Long-term deferred tax assets	105	909

Net deferred tax assets	2,654	2,009

Discontinued operations:

Current deferred tax assets	507	2,344

Long-term deferred tax liabilities	—	(577)

Net deferred tax assets (liabilities)	507	1,767

Net deferred tax assets	$3,161	3,776

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, management has provided valuation allowances for those deferred tax assets that are not expected to be realized. The valuation allowance declined in 2000 primarily as a result of recognizing the undistributed earnings of the Company’s foreign subsidiary.

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9) Employee Benefit Plans

The Company had two qualified noncontributory defined benefit pension plans covering substantially all of its non-bargaining unit personnel in the United States. There is one plan for employees of each business segment, staffing and industrial maintenance. The benefits are based on years of service and the employee’s average compensation during employment. Pension costs are funded as required by applicable regulations. Plan assets are invested in a diversified portfolio, which included common stocks, bond and mortgage obligations, insurance contracts and money market funds.

On January 15, 1999, the Company announced its intention to terminate its qualified noncontributory defined benefit pension plans covering substantially all of its non-bargaining unit personnel in the United States. The net assets of the plans will be allocated, as prescribed by ERISA and its related regulations. The Company recognized $281,000 of curtailment gains in 1999 of which $167,000 was included in continuing operations.

The following tables set forth the funded status of the plans at the October 1, 1999 measurement date and the components of pension expense. A true-up of the assets and benefits will occur in fiscal 2001 when the assets of the respective plans are distributed to the plan participants as prescribed by ERISA. Management believes that the true-up will not require a material adjustment to earning in 2001.

(In thousands)	Dec. 26,
1999

Change in benefit obligation:

Benefit obligation at beginning of year	$5,044

Service cost	211

Interest	222

Actuarial (gain) loss	(544)

Benefits paid	(48)

Effect of curtailment	(864)

Benefit obligation at end of year	$4,021

Change in plan assets:

Fair value of plan assets at beginning of year	$4,153

Actual return on plan assets	252

Company contributions	215

Benefits paid	(48)

Fair value of plan assets at end of year	$4,572

Reconciliation of funded status:

Funded status (underfunded)/overfunded	$551

Unrecognized net actuarial (gain)/loss	(385)

Prepaid (accrued) benefit cost	$166

Principal actuarial assumptions are:

Weighted average discount rate	6.0%

Weighted average return on plan assets	7.9%

Rate of compensation increase	3.9%

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9) Employee Benefit Plans, continued

(In thousands)	Year ended

	Dec. 26,	Dec. 27,
	1999	1998

Pension expense:

Service cost	$211	467

Interest cost	222	232

Expected return on plan assets	(333)	(292)

Recognized net actuarial loss	—	(39)

Amortization of transition obligation	—	3

Amortization of prior service costs	—	62

Curtailment gains	(281)	—

Total pension expense	$(180)	433

The Company currently maintains a qualified defined contribution plan covering the non-bargaining unit employees in the United States. The Company matches the contributions of participating employees, with a maximum contribution limit, on the basis of the percentages specified in the plan. The matching contributions were $351,000, $270,000 and $47,000 in 2000, 1999 and 1998 respectively. Of these amounts $305,000, $150,000 and $15,000 were allocated to continuing operations.

(10) Industry Segments

Effective with the March 13, 2000 sale of its industrial maintenance operations, the Company’s sole business is in providing staffing services on a temporary and contract basis. Management of the Company views its operations as having two operating segments: Commercial staffing services, consisting mostly of clerical and light industrial staffing services and Technology staffing services, consisting mostly of programmers, and systems documentation services. Staffing services for both segments are provided throughout the eastern United States and select southwestern U.S. markets.

Corporate assets not allocated consist primarily of cash equivalents. There are no cash equivalents as of December 31, 2000. Operating segment data as of and for each of the years ended December 31, 2000, December 26, 1999 and December 27, 1998 are provided on the following page.

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Industry Segments, continued

(In thousands)	Dec. 31,	Dec. 26,	Dec. 27,
	2000	1999	1998

Commercial Staffing Services:

Net revenues	$88,219	76,546	59,756

Cost of services	69,339	59,610	46,536

Gross profit	18,880	16,936	13,220

Selling, general & administrative:	11,389	9,247	7,038

Operating income	7,493	7,689	6,182

Amortization	—	—	—

Receivables	$12,594	11,285	7,177

Information Technology Services Net revenues	$15,216	21,548	18,715

Cost of services	11,366	16,165	13,882

Gross profit	3,850	5,383	4,833

Selling, general & administrative:	2,474	3,514	2,722

Operating income	1,376	1,869	2,111

Amortization	366	724	506

Receivables	$2,316	2,434	2,552

Operating income on this segment statement differs from the operating income reported on the Consolidated Statement of Operations because it does not include some corporate expenses. These corporate items include costs associated with providing executive, administrative, information technology and human resource services to field operations. These costs are not allocated to the operating segments.

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

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12) Lease Commitments

The Company and its subsidiaries occupy certain facilities under noncancellable operating lease arrangements. Expenses under such arrangements amounted to $1,247,000, $1,234,000 and $1,064,000 in 2000, 1999 and 1998, respectively, of which $1,220,000, $947,000 and $772,000, respectively relate to continuing operations.

In addition, the Company leases certain automotive and office equipment under noncancellable operating lease arrangements, which provide for minimum monthly rental payments. Expenses under such arrangements amounted to $446,000, $814,000 and $924,000 in 2000, 1999, and 1998, respectively of which $273,000, $238,000 and $270,000, respectively, relate to continuing operations.

Management expects that in the normal course of its continuing operations, new leases will replace leases that expire. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

A summary of future minimum operating lease payments for continuing operations at December 31, 2000 follows:

(In thousands)
	Real
Year	Property	Equipment

2001	$1,043	$220

2002	834	149

2003	667	97

2004	489	11

(13) Contingencies

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

(14) Re-incorporation

On March 6, 2000, the shareholders approved an Agreement and Plan of Merger (the Merger Agreement) effecting a re-incorporation (the Re-incorporation) of the C.H. Heist Corp. by merger into Ablest Inc., a Delaware corporation (Delaware Company) formed for the Re-incorporation and as a result, C.H. Heist Corp.’s name was changed to Ablest Inc. The Re-incorporation was effective upon the filing of related documentation in Delaware and New York after the consummation of the Agreement with Onyx, all of which occurred on March 13, 2000.

Upon completion of the merger, (i) C.H. Heist Corp. ceased to exist, (ii) the Delaware Company continued to operate the business of the Company under the name Ablest Inc., (iii) the shareholders of the Company automatically became the shareholders of the Delaware Company, (iv) the business is governed under the laws of Delaware rather than New York, (v) options to purchase common shares of the Company automatically converted into options to acquire an equal number of shares of the Delaware

ABLEST INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Re-incorporation, continued:

Company’s common stock, and (vi) no change occurred in the business, management, assets, liabilities or net worth of the Company as such existed immediately following consummation of the Agreement with Onyx.

Each outstanding common share of the Company, $.05 par value, automatically converted pro-rata into one share of the Delaware Company common stock, $.05 par value. The Delaware Company’s bylaws and charter authorize the issuance of 7,500,000 shares of common stock and 500,000 shares of preferred stock.

(15) Subsequent event

On January 1, 2001, the Company’s subsidiaries Ablest Service Corp. (a Delaware corporation), Milestone Technologies, Inc. (an Arizona corporation) and PLP Corp. (an Alabama corporation) were formally merged into Ablest Inc. (a Delaware corporation), to form a single operating company under the Ablest Inc. name. The outstanding shares of the merging corporations were cancelled and no shares of Ablest Inc. were issued in exchange. The outstanding shares of Ablest Inc. remain outstanding and are not affected by the merger.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information in response to this item is hereby incorporated by reference to the information under the caption “Nominees for Directors” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s annual meeting of shareholders to be held on May 10, 2001, (the “Proxy Statement”) except insofar as information with respect to executive officers is presented in Part I hereof.

ITEM 11. Executive Compensation

The information in response to this item is hereby incorporated by reference to the information under the caption “Compensation of Executive Officers” presented in the Company’s Proxy Statement provided, however, that information appearing in the Proxy Statement under the headings “Report on Executive Compensation by the Compensation Committee and Board of Directors”, “Common Stock Performance” and “Report of Audit Committee” is not incorporated herein and should not be deemed to be included in this document for any purposes.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information in response to this item is hereby incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” presented in the Company’s Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information in response to this item is hereby incorporated by reference to the information under the caption “Certain Transactions” presented in the Company’s Proxy Statement.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Schedules

See Index to Financial Statements and Schedules at page 13.

(2) Exhibits

Exhibits identified below are filed herewith or incorporated herein by reference to the documents indicated in parentheses.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between C. H. Heist Crop. and Ablest Inc. dated February 4, 2000. (Exhibit to the Company’s Form 8-K report dated March 22, 2000)

2.2*	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001

3.1*	Certificate of Incorporation of the Company.

3.2*	By-laws of the Registrant.

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (Exhibit to the Company’s Form 8-K report dated March 22, 2000)

10.2	Business Loan Agreement with Manufacturers and Traders Trust Company dated December 22, 1994. (Exhibit to the Company’s Form 10-K report for the year ended December 25, 1994)

10.3	Corporate Revolving Term Loan Agreement with Manufacturer and Traders Trust Company dated August 21, 1995 (Exhibit to the Company’s Form 10-K report for the year ended December 31, 1995)

10.4	Amendment to Business Loan Agreement dated October 25, 1996 (Exhibit to the Company’s Form 10-K Report for the year ended December 29, 1996)

10.5	Amendment Agreement dated November 13, 1997, to Corporate Revolving and Term Loan Agreement (Exhibit to the Company’s Form 10-K Report for the year ended December 28, 1997)

10.6*	Letter amendment dated February 2, 2001, to Business Loan Agreement

10.7*	Independent Directors Stock Option Plan adopted May 14, 2000

10.8*	Option to Ownership Plan adopted October 9, 2000

10.9*	Three year employment agreements with the Chairman of the Board, the CEO and the President of Ablest Inc.

21*	Subsidiaries of the Registrant

23*	Consent of KPMG LLP to incorporation of its report into Form S-8 No. 33-48497 No. 333-26007

*	Filed herewith

ITEM 14, Continued

b)	One report on Form 8-K was filed by the Company during 2000. On March 22, 2000 the Company filed a report on Form 8-K announcing the completion of its sale of its industrial maintenance business to Onyx Industrial Services, Inc. and its reorganization as Ablest Inc. in the state of Delaware.

The Company will furnish, without charge to a security holder upon request, a copy of the documents portions of which are incorporated by reference herein and will furnish any other exhibit at cost.

ABLEST INC. AND SUBSIDIARIES

Index to Financial Statements and Schedules

Form 10-K
Items 8, 14(a)(1)

Page Reference

The financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below:

Independent Auditors’ Report	14

Financial Statements:
Consolidated Balance Sheets as of December 31, 2000 and December 26, 1999	15

Consolidated Statements of Operations for the years ended December 31, 2000, December 26, 1999 and December 27, 1998	16

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, December 26, 1999 and December 27, 1998	17

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
December 26, 1999 and December 27, 1998	18-19

Notes to Consolidated Financial Statements	20-36

The following consolidated financial statement schedules for the Registrant and its subsidiaries are included in Item 14(a)(1):

Independent Auditors’ Report on Financial Statement Schedules	41

Schedule:
II – Valuation Account	42

Schedules other than those listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the consolidated financial statements, including the notes thereto.

Independent Auditors’ Report On Financial Statement Schedules

The Board of Directors
Ablest Inc.

Under date of February 16, 2001, we reported on the consolidated financial statements of Ablest Inc and subsidiaries as listed in the accompanying index. These consolidated financial statements and our report thereon are included in this annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Tampa, Florida
February 16, 2001

Schedule II

ABLEST INC. AND SUBSIDIARIES

Valuation Account

		Additions
	Balance at	Charged to	Accounts	Balance
	Beginning	Cost and	Receivable	At end
Allowance for Doubtful Accounts (1):	Of period	Expenses	Written-off	Of period

Year ended December 27, 1998	$327,211	26	(22,355)	304,882

Year ended December 26, 1999	304,882	196,701	(123,953)	377,630

Year ended December 31, 2000	377,630	567,854	(555,182)	390,302

(1) Excludes valuation accounts for discontinued operations.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2001

ABLEST INC.

	By:	/s/ Mark P. Kashmanian

Mark P. Kashmanian Treasurer, Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and as of the date indicated:

ABLEST INC.

By:	/s/ Charles H. Heist	By:	/s/ Donna R. Moore

	Charles H. Heist		Donna R. Moore
	Chairman of the Board and		Director
Acting Chief Financial Officer

By:	/s/ W. David Foster	By:	/s/ Richard W. Roberson

	W. David Foster		Richard W. Roberson
	Director and Chief Executive Officer		Director

By:	/s/ Ronald K. Leirvik	By:	/s/ Charles E. Scharlau

	Ronald K. Leirvik		Charles E. Scharlau
	Director		Director

March 19, 2001

EXHIBIT INDEX

Exhibit		Page or
Number	Description	Reference
2.1	Agreement and Plan of Merger by C. H. Heist Corp. and Ablest Inc. Dated and approved by the Board of Directors on February 4, 2000	1

2.2	Agreement and Plan of Merger by Ablest service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc. dated and approved by the Board of Directors on November 9, 2000	6

3.1	Certificate of Incorporation of the Registrant	6

3.2	By-laws of the Registrant adopted on March 13, 2000.	6

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp., and Onyx Industrial Services, Inc. dated January 17, 2000	1

10.2	Business Loan Agreement with Manufacturers and Traders Trust Company Dated December 22, 1994	2

10.3	Corporate Revolving and Term Loan Agreement with Manufacturers and Traders Trust company Dated August 21, 1995	3

10.4	Amendment to Corporate Revolving Term Loan Agreement with Manufacturers and Traders Trust Company dated October 25, 1996	4

10.5	Amendment dated November 13, 1997, to the Corporate Revolving and Term Loan Agreement	5

10.6	Letter amendment dated February 2, 2001 to Business Loan Agreement	6

10.7	Independent Directors’ Stock Option Plan dated and approved by the Board of Directors on May 16, 2000	6

10.8	Option to Ownership Plan dated and approved by the Board of Directors August 23, 2000	6

10.9	Three year employment agreements for the Chairman of the Board, the CEO and the President dated September 1, 2000	6

21	Subsidiaries of Registrant	6

23	Consent of KPMG to incorporation of reports into Forms S-8 No. 33-48497 and No. 333-26007	6

(1)	Filed as Exhibit to the Registrant’s Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 25, 1994 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-K report for the period ended December 31, 1995 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Form 10-K report for the period ended December 29, 1996 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Form 10-K report for the period ended December 28, 1997 and incorporated herein by reference.

(6)	Filed as an Exhibit to this report.