Form 10-Q
period 2001-04-01
ABLEST INC
filed 2001-05-11
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended April 1, 2001.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


Commission file number 1-10893
                       -------


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

                                Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - April 23, 2001.

         Common stock, $.05 par value                         2,935,132
         ----------------------------                         ---------
                     (Class)                             (Outstanding shares)

                          ABLEST INC. AND SUBSIDIARIES

                                      Index

Part I

     Financial Information
         Condensed Balance Sheets - April 1, 2001 - (Unaudited) and
           December 31, 2000                                                                   3

         Condensed Statements of Operations - (Unaudited) Thirteen week period
           ended April 1, 2001 and fourteen week period ended April 2, 2000                    4

         Condensed Statements of Cash Flows - (Unaudited) Thirteen week period
           ended April 1, 2001 and fourteen week period ended April 2, 2000                    5

         Notes to Condensed Financial Statements                                            6 - 8

         Management's Discussion and Analysis of the Results of Operations and              9 - 11
           Financial Condition

Part II

         Other Information                                                                    12

         Signatures                                                                           13






                                    * * * * *

                          Part I-Financial Information
                                   ABLEST INC.

                            Condensed Balance Sheets
                        (In thousands, except share data)

                                                            April 1,     December 31,
                                                              2001           2000
                                                              ----           ----
                                                           (Unaudited)   (Unaudited)
                        Assets
Current assets:
    Cash and cash equivalents                               $  1,094           406
    Receivables                                               12,710        14,629
    Prepaid expenses and other                                   617           359
    Deferred income taxes                                      2,549         2,549
                                                            --------       -------
                Total current assets                          16,970        17,943

Net property, plant and equipment                              1,824         1,861
Deferred income taxes                                            105           105
Intangible assets, net                                         4,489         4,576
Net assets of discontinued operations (note 5)                   283           274
                                                            --------       -------
                                                            $ 23,671        24,759
                                                            ========       =======

                Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                        $    422           487
    Accrued expenses                                           4,460         4,635
                                                            --------       -------
                Total current liabilities                      4,882         5,122

Long-term debt, excluding current installments                    --            --
Other liabilities                                                 85           452
                                                            --------       -------
                Total liabilities                              4,967         5,574
                                                            --------       -------
Stockholders' equity (note 3):
    Preferred stock of $.05 par value. Authorized
       500,000 shares, none issued                                --            --
    Common stock of $.05 par value. Authorized
      7,500,000 shares; issued 3,293,405 shares
      for both 2001 and 2000                                     165           165
    Additional paid-in capital                                 4,914         4,914
    Retained earnings                                         15,667        16,168
    Less notes receivable from stock sale                       (235)         (235)
    Less unearned restricted stock                              (188)         (215)
                                                            --------       -------
                                                              20,323        20,797
    Less cost of common stock in treasury: 358,273 and
      356,791 shares for 2001 and 2000, respectively          (1,619)       (1,612)
                                                            --------       -------
                Total stockholders' equity                    18,704        19,185
                                                            --------       -------
                                                            $ 23,671        24,759
                                                            ========       =======


See accompanying notes to condensed financial statements.

                                   ABLEST INC.

                       Condensed Statements of Operations

                                   (Unaudited)

                        (In thousands, except share data)

                                                                                Thirteen         Fourteen
                                                                               Week period      Week period
                                                                                  Ended            Ended
                                                                                April 1,         April 2,
                                                                                  2001             2000
                                                                               -----------       ----------
Net service revenues                                                           $    21,846           25,893
Cost of services                                                                    17,312           20,021
                                                                               -----------       ----------
             Gross profit                                                            4,534            5,872
Selling, general and administrative expenses                                         5,216            5,663
Amortization of intangible assets                                                       91               92
                                                                               -----------       ----------
             Operating income                                                         (773)             117
                                                                               -----------       ----------

Other income (expense):
    Interest income (expense), net                                                      10             (106)
    Miscellaneous, net                                                                   5              128
                                                                               -----------       ----------
             Total other income                                                         15               22
                                                                               -----------       ----------

             Income (loss) before income taxes from continuing operations             (758)             139

Income tax expense (benefit)                                                          (257)              64
                                                                               -----------       ----------
             Net earnings (loss) from continuing operations                           (501)              75
                                                                               -----------       ----------

Discontinued operations (note 5):
    Adjustment of loss on sale of discontinued operations,
         net of income taxes                                                            --              200
                                                                               -----------       ----------
                                                                                        --              200
                                                                               -----------       ----------

             Net earnings (loss)                                               $      (501)             275
                                                                               ===========       ==========

Basic and diluted net earnings (loss) per share:
    Continuing operations                                                      $      (.17)             .03
    Adjustment to loss on sale of discontinued operations                               --              .07
                                                                               -----------       ----------
                                                                               $      (.17)             .10
                                                                               ===========       ==========

Weighted average number of common shares outstanding                             2,935,959        2,882,685
                                                                               ===========       ==========



See accompanying notes to condensed financial statements.

                                   ABLEST INC.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                 (In thousands)

                                                                        Thirteen week  Fourteen week
                                                                        period ended    period ended
                                                                           April 1,       April 2,
                                                                             2001          2000
                                                                        -------------   ------------
Cash flows from operating activities:
    Net (loss) earnings from continuing operations                         $  (501)      $     75
    Adjustments to reconcile net (loss) earnings to net cash
      provided by operating activities:
        Depreciation                                                           254            302
        Amortization of intangible assets                                       91             92
        Gain on disposal of property, plant
          and equipment, net                                                    --           (114)
        Deferred income taxes                                                   --           (118)
        Changes in assets and liabilities (see below)                        1,050          1,048
                                                                           -------       --------
  Net cash provided by operating activities
      of continuing operations                                                 894          1,285
                                                                           -------       --------

Cash flows from investing activities:
    Additions to property, plant and equipment                                (217)          (192)
    Proceeds from disposal of property, plant and equipment                     --            364
    Acquisitions and earnout payments, net of cash acquired                     --           (225)
    Cash transfer from discontinued operations (Note 5)                         --          8,683
                                                                           -------       --------
  Net cash (used in) provided by investing activities of
    Continuing operations                                                     (217)         8,630
                                                                           -------       --------

Cash flows from financing activities:
    Proceeds from bank line of credit borrowings                                50          4,800
    Repayment of bank line of credit borrowings                                (50)       (14,100)
    Employee stock awards                                                       27             --
    Purchase of treasury shares                                                 (7)            --
    Proceeds from exercise of stock options                                     --             78
                                                                           -------       --------
  Net cash provided by (used in) financing activities
      of continuing operations                                                  20         (9,222)
                                                                           -------       --------

Net increase in cash from continuing operations                                697            693
Net (decrease) increase in cash from discontinued operations (note 5)           (9)         8,683
Less amount transferred to continuing operations                                --         (8,683)
                                                                           -------       --------
Net increase in cash                                                           688            693
Cash and cash equivalents at beginning of period                               406            562
                                                                           -------       --------
Cash and cash equivalents at end of period                                 $ 1,094          1,255
                                                                           =======       ========

Changes in assets and liabilities providing (using) cash:
    Receivables                                                              1,919          2,000
    Prepaid expenses and other                                                (258)        (1,466)
    Accounts payable                                                           (65)           691
    Accrued expenses                                                          (175)            (8)
    Other assets                                                                (4)            --
    Other liabilities                                                         (367)          (169)
                                                                           -------       --------
        Total                                                              $ 1,050          1,048
                                                                           =======       ========

See accompanying notes to condensed financial statements

                                   ABLEST INC.

                     Notes to Condensed Financial Statements

                                   (Unaudited)

1. In the opinion of management of Ablest Inc (the Company), the accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's consolidated financial position as of April 1, 2001 and the results of its operations and cash flows for the thirteen week period ended April 1, 2001 and the fourteen week period ended April 2, 2000.

2. The results of operations for the thirteen week period ended April 1, 2001 are not necessarily indicative of the results to be expected for the full year.

3. Stockholders' Equity. The changes in stockholders' equity for the thirteen week period ended April 1, 2001 are summarized as follows (in thousands, except shares):

                                            Additional                                     Unearned     Receivable         Total
                                  Common     Paid-in    Retained     Treasury    Stock     Restricted     Stock       Stockholders'
                                  Stock      Capital    Earnings      Shares     Amount       Stock        Sale           equity
                                  -----      -------    --------      ------     ------       -----        ----          --------
Balance at December 31, 2000     $   165    $  4,914    $ 16,168      356,791    $(1,612)     (215)        (235)         $ 19,185
Net earnings                           -           -        (501)           -          -         -            -              (501)
Stock compensation awards              -           -           -            -          -        27            -                27
Stock repurchase program               -           -           -        1,482         (7)        -            -                (7)
                                 -------    --------    --------      -------    --------     ----        -----          --------
Balance at April 1, 2001         $   165    $  4,914    $ 15,667      358,273    $ (1,619)    (188)        (235)         $ 18,704
                                 =======    ========    ========      =======    ========     ====        =====          ========


4. Stock Options. For the 13 week period ended April 1, 2001, no stock options were granted and none expired. As of April 1, 2001 and December 31, 2000, the Company had exercisable options outstanding to former employees to purchase 41,479 common shares, respectively at prices ranging from $6.94 to $10.13 per share.

5. Discontinued Operations. On March 13, 2000 the Company sold substantially all of its industrial maintenance segment to Onyx Industrial Services, Inc.
     (Onyx). The base selling price was $19,700,000 in cash plus the assumption by Onyx of certain trade liabilities of approximately $2,600,000.

     The terms of the sale include certain other provisions, which could result in additional disposition costs for the Company. Such costs include environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs. In the fourth quarter of 1999, the Company recorded an estimated net loss from the sale of its industrial maintenance operations of $7,086,000. Such loss included management's best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the agreement and the basis of disposed net assets as of the measurement date. At April 1, 2001, the remaining accrued loss on disposal is approximately $986,000 and represents management's current best estimate of remaining costs associated with the transaction.

     During the first quarter of 2000, the Company recorded an adjustment to the previously recorded loss on the sale of $200,000 (net of taxes of $241,000) as actual amounts related to the transaction were compared to the fourth quarter estimates.

                                   ABLEST INC.

                     Notes to Condensed Financial Statements

                                   (Unaudited)

     The net assets of discontinued operations at April 1, 2001 represent residual assets such as certain remaining property held for sale and deferred tax assets. These assets are partially offset by amounts due Onyx for certain expenditures paid by Onyx but which occurred prior to the closing and liabilities, primarily consisting of the remaining accrual for the loss on disposal. The deferred tax assets are expected to be utilized with the filing of the Company's 2000 tax return.

     The proceeds received from the sale were used to discharge bank debt allocated to industrial maintenance and pay various transaction costs. The remaining cash of $8,683,000 was transferred in March 2000 to continuing operations and primarily used to repay debt allocated to staffing services.

6. Industry Segments. Effective with the March 13, 2000 sale of its industrial maintenance operations, the Company's sole business is in providing staffing services on a temporary and contract basis. Management of the Company views its operations as having two operating segments: Commercial staffing services, consisting mostly of clerical and light industrial staffing services and Technology staffing services, consisting mostly of programmers, and systems documentation services. Staffing services for both segments are provided throughout the eastern United States and select southwestern U.S. markets.

     Corporate assets not allocated consist primarily of cash equivalents. There were no cash equivalents as of April 1, 2001 or December 31, 2000. Operating segment data as of and for the thirteen and fourteen week periods ended April 1, 2001 and April 2, 2000, respectively, are provided on the following page.

                                   ABLEST INC.

                                   (Unaudited)

     6  Industry Segments, continued.

                                              Thirteen       Fourteen
                                             Week period    Week period
                                                Ended          Ended
                                               April 1,       April 2,
                                                 2001           2000
                                             -----------    -----------
     Commercial Staffing Services:
       Net revenues                             $18,616        21,677
       Cost of services                          14,757        17,004
                                                -------        ------
         Gross profit dollars                     3,859         4,673
       Selling, general & administrative          3,305         2,996
                                                -------        ------
          Operating income                          554         1,677
       Amortization                                  --            --
       Receivables                              $10,580         9,764


     Technology Staffing Services:
       Net revenues                               3,230         4,216
       Cost of services                           2,555         3,123
                                                -------        ------
         Gross profit dollars                       675         1,093
       Selling, general & administrative            597           808
                                                -------        ------
          Operating income                           78           285
       Amortization                                  91            91
       Receivables                              $ 1,831         1,940


Operating income on this segment statement differs from the operating income reported on the Statement of Operations because it does not include some corporate expenses. These corporate items include costs associated with providing executive, administrative, information technology and human resource services to field operations. These costs are not allocated for segment purposes but have been fully charged to continuing operations in the statements of operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements made in this discussion, other than those concerning historical information, should be considered forward-looking and subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance operations and the stock of its wholly owned Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. Taken together, these operations comprised substantially all of the assets of the Company's industrial maintenance business.

The base selling price was $19.7 million in cash plus the assumption by Onyx of certain trade liabilities of approximately $2.6 million.

For financial reporting purposes, the Company's industrial maintenance business has been classified as a discontinued operation through the sale closing date of March 13, 2000. The estimated loss on disposal, which included estimated operating results through the sale date, was recorded in the fourth quarter of 1999. The following discussion and analysis of operations and financial condition pertains to the Company's staffing services segment, which constitutes the continuing operations. A separate section labeled discontinued operations is included at the end of this discussion and pertains to the industrial maintenance business.

Results of Operations:

The quarter and year to date period ended April 1, 2001 was comprised of 13 weeks compared to 14 weeks for the quarter and year to date period ended April 2, 2000.

Service revenues decreased by $4.1 million or 15.6% to $21.8 million from $25.9 million for the quarter and year to date period ended April 1, 2001, compared to the same period ended April 2, 2000. Service revenues in the commercial staffing segment decreased by $3.1 million or 14.1% to $18.6 million from $21.7 million during the current period compared to one year earlier. Service revenues in the Company's information technology staffing segment declined by $1.0 million or 23.3% to $3.2 million from $4.2 million for the current quarter and year to date period, compared to one year earlier. Both industry segments are being negatively impacted by the recent downturn in the United States economy. The weakening economy is resulting in many of our customers incurring cutbacks and layoffs. Temporary staff is normally the first group to be impacted by these events. The information technology staffing segment has been particularly impacted by the decline in the Internet professional services industry. This decline includes a lessening of demand for permanent placements as well as temporary or contract services. The decline for permanent placements has resulted in a decrease of approximately $242,000 in placement fees in the current quarter, as compared to one year earlier.

Also contributing to the decline in service revenues for both segments was that the current fiscal quarter was comprised of 13 weeks compared to 14 weeks for the same quarter in the prior year.

Gross profit decreased by $1.3 million or 22.8% to $4.5 million from $5.9 million, over the same period one year earlier. Gross margin declined by 1.9 percentage points to 20.8% from 22.7% for the current period, compared to one year earlier. Gross profit in the commercial staffing services segment declined by $814,000 or 17.4% to $3.9 million from $4.7 million for the current period, compared to one year earlier. Gross margin for the commercial staffing services segment declined by 0.9 percentage points to 20.7% from 21.6%, for the same period. The decline in gross profit is the result of the decline in service revenue noted previously, while the decline in gross margin is partially attributable to an increase in the percentage of total service revenues being generated by the Company's Vendor-on-Premises (Point Source) programs that generate lower margins on higher volumes. These services represented 20.6% of total service revenues during the current period, compared to 15.6% of total service revenues for the same period in the prior year.

Gross profit in the Company's information technology staffing segment decreased by approximately $418,000 or 38.2% to $675,000 from $1.1 million for the quarter and year to date period ended April 1, 2001 compared to the same period one year earlier. Gross margin declined by 5.0 percentage points to 20.9% from 25.9% for the current quarter and year to date period compared to one year earlier. The decline in gross profit is attributed to the decline in service revenues noted above while the decline in gross margin is attributed to the decline in permanent placement fees which generate higher gross margins. Gross margin or information technology services, excluding permanent placement fees, declined by
0.6 percentage points for the current period, compared to the same period one year earlier.

Selling, general and administrative expense, exclusive of amortization expense, declined by approximately $447,000 or 7.9% to $5.2 million from $5.7 million one year earlier. Contributing to this decrease is a reduction in corporate expenses for the current quarter of approximately $390,000, compared to the same period one year earlier. During the first quarter of the prior year the company was in the process of selling its industrial maintenance business and relocating its former administrative office from Buffalo, New York to Clearwater, Florida. Expenses during that time period were higher than normal as new staff was hired and some services duplicated during this transition period. Having one fewer week in the Company's fist quarter ended April 1, 2001, as compared to the prior year's first quarter ended April 2, 2000, also contributed to the decrease in selling, general and administrative expenses.

Other income, net, decreased by $7,000 to $15,000 during the current quarter and year to date period, from $22,000 for the same period one year earlier.

The effective tax rate for the current quarter and year to date period is a benefit of 33.9% compared to an expense of 46.0%. The effective tax rate is the result of the multiple taxing jurisdictions in which the company operates and the non-deductibility for tax purposes of certain expenses incurred by the company.

Financial Condition:

The following financial information is provided as of a balance sheet date of April 1, 2001.

The quick ratio was 2.8 to 1 and 2.9 to 1 at April 1, 2001 and December 31, 2000, respectively, and the current ratio was 3.5 to 1, for the same respective periods. Net working capital decreased by $733,000 during the current period. Contributing to the decrease was a reduction in accounts receivable of $1.9 million due to the decreased level of revenue being generated during this period. This decrease was partially offset by an increase in cash of $688,000 and in prepaid expenses of $258,000. The increase in prepaid expenses is attributable to the renewal of the Company's insurance program for the current year. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

Open credit commitments at April 1, 2001, were $5.0 million. In January of the current year, the Company reduced its then existing open credit commitment from $20 million to $5 million to be more in line with the Company's anticipated needs over the next six months. The Company has begun conversations with its financial lenders to secure a new, long term, operating line of credit.

Capital expenditures for the current quarter and year to date period were approximately $217,000. Approximately $200,000 of the total additions pertains to new front office automation and applicant matching software that is being implemented throughout the Company's branch operations. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital and capital expenditures for fiscal 2001.

Discontinued Operations:

During the current period, there were no adjustments made to the previously estimated loss on sale of discontinued operations. The prior year adjustment to the loss on sale of discontinued operations of approximately $200,000, consisted primarily of a reduction in anticipated operating losses from the measurement date of September 26, 1999, to the disposal date of March 13, 2000.

                            Part II-Other Information

Item 6 Exhibits and Reports on Form 8-K
     (A)     Exhibits.

             None.

     (B)     Reports on Form 8-K:

             On April 3, 2001, the Company filed a report on Form 8-K regarding a Change in Registrant's Certifying Accountants to Arthur Andersen LLP from KPMG LLP effective for the fiscal year ending December 30, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Ablest Inc.

                                          (Registrant)



Date:   May 7, 2001                              /s/ Mark P. Kashmanian
        -----------                              ------------------------
                                                 Mark P. Kashmanian
                                                 Chief Accounting Officer