Form 10-Q
period 2001-07-01
ABLEST INC
filed 2001-08-08
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

[x]      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended July 1, 2001.

[  ]      Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

Commission file number: 0-7907

Ablest Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0978462

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1901 Ulmerton Road, Suite 300 Clearwater, Florida	33762

(Address of principal executive offices)	(Zip Code)

727-299-1200
(Registrant’s telephone number, including area code)

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

Yes   [X]      No   [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date – July 28, 2000.

Common stock, $.05 par value	2,919,186

(Class)	(Outstanding shares)

ABLEST INC. AND SUBSIDIARIES

Index

Part I

Financial Information

Condensed Balance Sheets – July 1, 2001 - (Unaudited) and December 31, 2000	3

Condensed Statements of Operations — (Unaudited) Thirteen and twenty-six week periods ended July 1, 2001 and thirteen and twenty-seven week periods ended July 2, 2000	4

Condensed Statements of Cash Flows — (Unaudited) Twenty-six period ended July 1, 2001 and twenty-seven week period ended July 2, 2000.	5

Notes to Condensed Financial Statements	6 – 8

Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-11

Part II

Other Information	12

Signatures	13

* * * * *

Part I-Financial Information

ABLEST INC.

Condensed Balance Sheets

(In thousands, except share data)

	July 1,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$267	406

Receivables	11,293	14,629

Prepaid expenses and other	574	359

Deferred income taxes	2,548	2,549

Total current assets	14,682	17,943

Net property, plant and equipment	1,771	1,861

Deferred income taxes	558	105

Intangible assets, net	4,397	4,576

Net assets of discontinued operations (note 5)	419	274

	$21,827	24,759

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$418	487

Accrued expenses	2,971	4,635

Total current liabilities	3,389	5,122

Long-term debt, excluding current installments	—	—

Other liabilities	122	452

Total liabilities	3,511	5,574

Stockholders’ equity (note 3):

Preferred Stock of $.05 par value. Authorized 500,000 shares, none issued.	—	—

Common stock of $.05 par value. Authorized

7,500,000 shares; issued 3,293,405 shares for both 2001 and 2000	165	165

Additional paid-in capital	4,914	4,914

Retained earnings	15,332	16,168

Less notes receivable from stock sale	(235)	(235)

Less unearned restricted stock	(168)	(215)

	20,008	20,797

Less cost of common stock in treasury: 374,219 and 356,791 shares for 2001 and 2000, respectively	(1,692)	(1,612)

Total stockholders’ equity	18,316	19,185

	$21,827	24,759

See accompanying notes to condensed financial statements.

ABLEST INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share data)

	Thirteen	Thirteen	Twenty-six	Twenty-seven
	week period	week period	week period	week period
	ended	ended	ended	ended
	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Net service revenues	$21,021	24,906	42,867	50,799

Cost of services	16,641	19,349	33,953	39,370

Gross profit	4,380	5,557	8,914	11,429

Selling, general and administrative expenses	4,839	5,202	10,055	10,865

Amortization of intangible assets	92	91	183	183

Operating (loss) income	(551)	264	(1,324)	381

Other income (expense):

Interest income (expense), net	13	(21)	20	(127)

Miscellaneous, net	—	1	8	129

Total other income (expense), net	13	(20)	28	2

(Loss) Income before income taxes from continuing operations	(538)	244	(1,296)	383

Income tax (benefit) expense	(203)	103	(460)	167

Net (loss) earnings from continuing operations	(335)	141	(836)	216

Discontinued operations (note 5):

Adjustment of loss on sale of discontinued operations, net of income taxes	—	—	—	200

	—	—	—	200

Net (loss) earnings	$(335)	141	(836)	416

Basic and diluted net (loss) earnings per share:

Continuing operations	$(.12)	.05	(.29)	.07

Adjustment to loss on sale of discontinued operations	—	—	—	.07

	$(.12)	.05	(.29)	.14

Basic and Diluted weighted average number of common shares outstanding	2,885,350	2,887,216	2,890,654	2,884,867

See accompanying notes to condensed financial statements.

ABLEST INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Twenty-six	Twenty-seven week
	week period ended	period ended
	July 1, 2001	July 2, 2000

Cash flows from operating activities:

Net (loss) earnings from continuing operations	$(836)	216

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:

Depreciation	488	624

Amortization of intangible assets	183	183

Loss (Gain) on disposal of net property, plant and equipment	73	(113)

Deferred income taxes	(452)	(117)

Changes in assets and liabilities (see below)	1,054	(602)

Net cash provided by operating activities of continuing operations	510	191

Cash flows from investing activities:

Additions to property, plant and equipment	(471)	(1,056)

Proceeds from disposal of property, plant and equipment	—	364

Acquisitions and earnout payments, net of cash acquired	—	(225)

Cash transfer from discontinued operations (Note 5)	—	8,683

Net cash (used) provided by investing activities of continuing operations	(471)	7,766

Cash flows from financing activities:

Proceeds from bank line of credit borrowings	50	4,800

Repayment of bank line of credit borrowings	(50)	(14,100)

Proceeds from exercise of stock options	—	78

Employee stock awards	47	—

Purchase of treasury shares	(80)	—

Net cash used by financing activities of continuing operations	(33)	(9,222)

Net increase (decrease) in cash from continuing operations	6	(1,265)

Net (decrease) increase in cash from discontinued operations (note 5)	(145)	10,809

Less amount transferred to continuing operations	—	(8,683)

Net (decrease) increase in cash	(139)	861

Cash and cash equivalents at beginning of period	406	562

Cash and cash equivalents at end of period	$267	1,423

Changes in assets and liabilities providing (using) cash:

Receivables	$3,336	269

Prepaid expenses and other	(215)	(124)

Other assets	(4)	—

Accounts payable	(69)	(1,077)

Accrued expenses	(1,664)	518

Other liabilities	(330)	(188)

Total	$1,054	(602)

See accompanying notes to condensed financial statements

ABLEST INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	In the opinion of management of Ablest Inc. (the Company), the accompanying condensed financial statements contain all normal recurring adjustments necessary to fairly present the Company’s financial position as of July 1, 2001 and the results of its operations and cash flows for the thirteen and twenty-six week periods ended July 1, 2001 and the thirteen and twenty-seven week periods ended July 2, 2000.

2.	The results of operations for the twenty-six and thirteen week periods ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	Stockholders’ Equity. The changes in stockholders’ equity for the thirteen week period ended July 1, 2001 are summarized as follows (in thousands, except shares):

		Additional				Unearned	Receivable	Total
	Common	Paid-in	Retained	Treasury	Stock	Restricted	Stock	Stockholder's
	Stock	Capital	Earnings	Shares	Amount	Stock	sale	Equity

Balance at December 31, 2000	$165	$4,914	$16,168	356,791	$(1,612)	$(215)	$(235)	$19,185

Net earnings	—	—	(836)	—	—	—	—	(836)

Stock compensation awards	—	—	—	—	—	47	—	47

Stock repurchase program	—	—	—	17,428	(80)	—	—	(80)

Balance at July 1, 2001	$165	$4,914	$15,332	374,219	$(1,692)	$(168)	$(235)	$18,316

4.	Stock Options. For the 13 week period ended July 1, 2001, options to purchase 6,000 shares on common stock of the Company were granted pursuant to the Ablest Inc. Independent Directors’ Stock Option Plan. As of July 1, 2001 and December 31, 2000, the Company had exercisable options outstanding to independent directors and former employees to purchase 49,399 and 41,479 common shares, respectively at prices ranging from $5.06 to $10.13 per share.

5.	Discontinued Operations. On March 13, 2000 the Company sold substantially all of its industrial maintenance segment to Onyx Industrial Services, Inc. (Onyx). The base selling price was $19,700,000 in cash plus the assumption by Onyx of certain trade liabilities of approximately $2,600,000.

The terms of the sale include certain other provisions, which could result in additional disposition costs for the Company. Such costs include environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs. In the fourth quarter of 1999, the Company recorded an estimated net loss from the sale of its industrial maintenance operations of $7,086,000. Such loss included management’s best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the agreement and the basis of disposed net assets as of the measurement date. At July 1, 2001, the remaining accrued loss on disposal is approximately $868,000 and represents management’s current best estimate of remaining costs associated with the transaction.

On July 24, 2001, the Company and Onyx Industrial Services (Onyx) agreed to the final settle-up and distribution of the post closing adjustments and related matters pursuant to the purchase agreement and a net payment was made to Onyx in the amount of $495,000. A continuing reserve of approximately $373,000 remains to cover all remaining items including the sharing of transfer taxes relating to real and personal property, future retrospective insurance program adjustments and any remaining environmental or legal matters. The Company feels that these reserves are adequate to cover all known remaining matters

During fiscal 2000, the Company recorded an adjustment to the previously recorded loss on the sale of $185,000 (net of taxes of $241,000) as actual amounts related to the transaction were compared to the estimates recorded in the fourth quarter of fiscal 1999.

ABLEST INC.

Notes to Condensed Financial Statements, continued

(Unaudited)

5.	Discontinued operations, continued. The net assets of discontinued operations at July 1, 2001 represent residual assets such as certain remaining property held for sale and deferred tax assets. These assets are partially offset by amounts due Onyx for certain expenditures paid by Onyx but which occurred prior to the closing and liabilities, primarily consisting of the remaining accrual for the loss on disposal. The deferred tax assets are expected to be utilized with the filing of the Company’s 2000 tax return.

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

Corporate assets not allocated consist primarily of cash equivalents, of which there were none as of July 1, 2001 or December 31, 2000. Operating segment data as of and for the thirteen and twenty-six week periods ended July 1, 2001 and the thirteen and twenty-seven week periods ended July 2, 2000, respectively, are provided on the following page.

ABLEST INC.

Notes to Condensed Financial Statements, continued

(Unaudited)

6.	Industry Segments, continued.

	Thirteen	Thirteen	Twenty-six	Twenty-seven
	Week period	Week period	Week period	Week period
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Commercial Staffing Services:

Net service revenues	$18,325	21,102	36,941	21,677

Cost of services	14,548	16,475	29,306	17,004

Gross profit	3,777	4,627	7,635	4,673

Selling, general & administrative	3,001	3,158	6,305	2,996

Operating income	776	1,469	1,330	1,677

Amortization	—	—	—	—

Receivables	$9,756	10,916	—	—

Technology Staffing Services:

Net service revenues	$2,696	3,803	5,926	8,019

Cost of services	2,092	2,874	4,647	5,997

Gross profit	604	929	1,279	2,022

Selling, general & administrative	559	634	1,158	1,441

Operating income	45	295	121	581

Amortization	91	91	183	183

Receivables	$1,511	2,522	—	—

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

7.	New Accounting Pronouncements. In June 2001, The Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations”, which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and SFAS 142, “Goodwill and Other Intangible Assets”, which no longer permits the amortization of goodwill over its estimated useful life but rather subjects it to an annul assessment for impairment. SFAS 141 is to be implemented for all new business combinations initiated after June 30, 2001. SFAS 142 will be effective for the Company’s 2002 fiscal year starting on December 31, 2001. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting the new pronouncements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements made in this discussion, other than those concerning historical information, should be considered forward-looking and subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause the Company’s actual results to differ from expectations include, without limitation, the Company’s ability to attract, train and retain qualified management, staff, and temporary associates, changes in economic conditions that adversely affect the level of demand for the Company’s services, competitive market and pricing pressures and governmental regulations.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance operations and the stock of its wholly owned Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. Taken together, these operations comprised substantially all of the assets of the Company’s industrial maintenance business.

     The base selling price was $19.7 million in cash plus the assumption by Onyx of certain trade liabilities of approximately $2.6 million.

For financial reporting purposes, the Company’s industrial maintenance business has been classified as a discontinued operation through the sale closing date of March 13, 2000. The estimated loss on disposal, which included estimated operating results through the sale date, was recorded in the fourth quarter of 1999. The following discussion and analysis of operations and financial condition pertains to the Company’s staffing services segment, which constitutes the continuing operations. A separate section labeled discontinued operations is included at the end of this discussion and pertains to the industrial maintenance business.

Results of Operations:

The year to date period ended July 1, 2001 was comprised of 26 weeks compared to 27 weeks for the prior fiscal year. Both the current fiscal quarter and comparable prior year quarter were comprised of 13 weeks.

Service revenues decreased by $3.9 million or 15.6% to $21.0 million from $24.9 and by $7.9 million or 15.6% to $42.9 million from $50.8 million, for the respective quarter and year to date periods ended July 1, 2001, compared to the prior year. Service revenues in the commercial staffing segment decreased by $2.8 million or 13.2% to $18.3 million from $21.1 million and by $5.9 million or 13.8% to $36.9 million from $42.8 million during the current quarter and year to date periods, respectively. Service revenues in the Company’s information technology staffing segment declined by $1.1 million or 29.1% to $2.7 million from $3.8 million and by $2.1 million or 26.1% to $5.9 million from $8.0 million during the current quarter and year to date periods, respectively. Both industry segments are continuing to be negatively impacted by the economic downturn in the United States. The weakening economy is resulting in many of our customers incurring cutbacks and layoffs. Temporary staff is normally the first group to be impacted by these events. The information technology staffing segment continues to be particularly hard hit by the decline in the Internet professional services industry. This decline includes a lessening of demand for permanent placements as well as temporary or contract services. The decline for permanent placements has resulted in a year to date decrease of approximately $338,000 in placement fees for the IT staffing segment as well as a decline of approximately $100,000 in placement fees for the commercial staffing segments, as compared to one year earlier.

The current fiscal year to date period, which is comprised of 26 weeks compared to 27 weeks for the same period in the prior year, contributed to the year to date decline in service revenues for both segments.

Gross profit decreased by $1.2 million or 21.2% to $4.4 million from $5.6 million and by $2.5 million or 22.0% to $8.9 million from $11.4 million for the current fiscal quarter and year to date period, respectively, as compared to the prior year. Gross margin declined by 1.5 percentage points to 20.8% from 22.3% and by 1.7 percentage points to 20.8% from 22.5% for the current quarter and year to date periods, respectively, compared to the prior year. Gross profit in the commercial staffing services segment declined by $850,000 or 18.4% to $3.8 million from $4.6 million and by $1.7 million or 17.9% to $7.6 million from $9.3 million, for the same respective periods. Gross margin for the commercial staffing services segment declined by 1.3 percentage points to 20.6% from 21.9% and by 1.0 percentage point to 20.7%

Results of Operations, continued:

from 21.7% for the current quarter and year to date periods as compared to the same periods one year earlier. The decline in gross profit is the result of reduced service revenue, as noted previously, while the decline in gross margin is partially attributable to an increase in the percentage of total service revenues generated by the Company’s Vendor-on-Premises (Point Source) programs which generate lower margins on higher volumes. These services represented 22.1% and 21.3% of total service revenues during the current quarter and year to date periods compared to 11.5% and 13.5% of total service revenues for the same periods in the prior year.

Gross profit in the Company’s information technology staffing segment decreased by approximately $325,000 or 35.0% to $604,000 from $929,000 and by $743,000 or 36.7% to $1.3 million from $2.0 million for the respective quarter and year to date periods ended July 1, 2001 compared to the same periods one year earlier. Gross margin declined by 2.0 percentage points to 22.4% from 24.4% and by 3.6 percentage points to 21.6% from 25.2% for the respective quarter and year to date periods compared to one year earlier. The decline in gross profit is attributed to reduced service revenues while the decline in gross margin is attributed to the decline in permanent placement fees, which generate higher gross margins. Gross margin for information technology services, excluding permanent placement fees, declined by 0.5 percentage points for the current quarter and by 0.6 percentage points for the year to date period, compared to the same periods one year earlier.

Selling, general and administrative expense, exclusive of amortization expense, declined by approximately $363,000 or 7.0% to $4.8 million from $5.2 million and by $810,000 or 7.5% to $10.1 million from $10.9 million for the respective quarter and year to date periods ending July 1, 2001, compared to the same periods one year earlier. Contributing to this decrease is a reduction of $111,000 in corporate expenses for the current quarter and a reduction of $608,000 for the year to date period, compared to the same periods one year earlier. During the first two quarters of the prior year the company was in the process of selling its industrial maintenance business and relocating its former administrative office from Buffalo, New York to Clearwater, Florida. Expenses during that time period were higher than normal because of hiring and training new staff and duplication of some services during the transition period.

The Company has been evaluating its operations and under-performing offices in an effort to eliminate operating expenses without necessarily abandoning markets. Satellite offices and locations with higher performing branches nearby were targeted for realignment. During the current fiscal quarter the Company recognized $200,000 in restructuring charges associated with the closure of five of these offices. The charges were primarily related to contractual lease obligations that continue to be incurred while the Company exits those facilities. Excluding the restructuring charges, selling, general and administrative expenses decreased by $563,000 or 10.8% for the current quarter and $1.0 million or 9.3% for the year to date period. The Company anticipates that it will continue to evaluate under-performing operations and make additional changes if needed.

Other income, net, increased by $33,000 to a net other income of $13,000 from a net other expense of $20,000 and increased by $26,000 to $28,000 from $2,000 during the current quarter and year to date periods, respectively. The increase in both the current quarter and year to date periods is primarily due to interest received from the overnight investment of surplus funds in the Corporate cash accounts.

The effective tax rate for the current quarter and year to date periods is a benefit of 37.7% and 35.5%, respectively. The effective tax rate is the result of the multiple taxing jurisdictions in which the company operates and the non-deductibility for tax purposes of certain expenses incurred by the company.

Financial Condition:

The following financial information is provided as of a balance sheet date of July 1, 2001.

The quick ratio was 3.5 to 1 and 2.9 to 1 at July 1, 2001 and December 31, 2000, respectively, and the current ratio was 4.3 to 1 compared to 3.5 to 1, for the same respective periods. Net working capital decreased by $1.5 million during the current year. Contributing to the decrease was a reduction in accounts receivable of $3.3 million due to the decreased level of revenue being generated during this period. This decrease was partially offset by an increase in prepaid expenses of $215,000 and a decrease in accrued expenses of 1.7 million. The increase in prepaid expenses is attributable to the renewal of the Company’s insurance program for the current year while the decrease in accrued expenses is the result of

Financial Condition (continued):

the payment of the Company’s 2000 retrospective insurance program adjustment. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

Open credit commitments at April 1, 2001, were $5.0 million. In January of the current year, the Company reduced its then existing open credit commitment from $19.9 million to $5 million to be more in line with the Company’s anticipated needs. Effective July 22, 2001, the Company signed a new note agreement with Manufacturers and Traders Trust Company. The note agreement allows for the borrowing for general corporate needs of up to $5 million with interest calculated at the banks then prime lending rate or, at the Company’s option, using a formula which adds 250 basis points to the 30, 60 or 90 day London Interbank Offered Rate (LIBOR). The Company feels that this line will be sufficient to cover its operational funding requirements for the foreseeable future.

Capital expenditures for the current quarter were approximately $254,000. Approximately $207,000 of the total additions pertains to new front office automation and applicant matching software that is being implemented throughout the Company’s branch operations. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital and capital expenditures for fiscal 2001.

Discontinued Operations:

During the current period, there were no adjustments made to the previously estimated loss on sale of discontinued operations. The prior year adjustment of approximately $185,000 consisted primarily of a reduction in anticipated operating losses from the measurement date of September 26, 1999, to the disposal date of March 13, 2000.

On July 24, 2001, the Company and Onyx Industrial Services (Onyx) agreed to the final settle-up and distribution of the majority of the remaining items relating to the sale of the Company’s industrial maintenance operations and the stock of the Company’s Canadian subsidiary, C. H. Heist, Ltd. A net payment was made to Onyx in the amount of $495,000 to settle the net worth adjustment, uncollected accounts receivable, and vendor cut-off activity as defined in the purchase agreement dated March 13, 2000. A continuing reserve of approximately $373,000 remains to cover all remaining items including the sharing of transfer taxes relating to real and personal property, future retrospective insurance program adjustments and any remaining environmental or legal matters. The Company feels that these reserves are adequate to cover all known remaining matters.

Part II-Other Information

Item 6 Exhibits and Reports on Form 8-K

(A) Exhibits.

None.

(B) Reports on Form 8-K:

On April 3, 2001, the Company filed a report on form 8-K regarding a Change in Registrant’s Certifying Accountants to Arthur Andersen LLP from KPMG LLP effective for the fiscal year ending December 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ablest Inc.

(Registrant)

Date: August 6, 2001	–s– Mark P. Kashmanian

Mark P. Kashmanian Chief Accounting Officer