Form 10-Q
period 2001-09-30
ABLEST INC
filed 2001-11-09
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

[x]      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 30, 2001.

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

Yes [X]      No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date – October 31, 2001

Common stock, $.05 par value	2,910,666

(Class)	(Outstanding shares)

ABLEST INC. AND SUBSIDIARIES

Index

Part I

Financial Information

Condensed Balance Sheets – September 30, 2001 - (Unaudited) and December 31, 2000	3

Condensed Statements of Operations — (Unaudited) Thirteen and thirty-nine week periods ended September 30, 2001 and thirteen and forty week periods ended October 1, 2000	4

Condensed Statements of Cash Flows — (Unaudited) Thirty-nine week period ended September 30, 2001 and forty week period ended October 1, 2000	5

Notes to Condensed Financial Statements	6 – 8

Management’s Discussion and Analysis of the Results of Operations and Financial Condition	9-10

Part II

Other Information	11

Signatures	12

*  *  *  *  *

Part I-Financial Information

ABLEST INC.

Condensed Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
Assets	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$588	406

Receivables, net	12,024	14,629

Prepaid expenses and other	391	359

Deferred income taxes	2,549	2,549

Total current assets	15,552	17,943

Net property, plant and equipment	1,572	1,861

Deferred income taxes	604	105

Intangible assets, net	4,330	4,576

Net assets of discontinued operations (note 5)	1,059	274

	$23,117	24,759

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$332	487

Accrued expenses	4,233	4,635

Line of credit borrowings	250	—

Total current liabilities	4,815	5,122

Long-term debt, excluding current installments	—	—

Other liabilities	165	452

Total liabilities	4,980	5,574

Stockholders’ equity (note 3):

Preferred Stock of $.05 par value. Authorized 500,000 shares, none issued	—	—

Common stock of $.05 par value. Authorized
7,500,000 shares; issued 3,293,405
shares for both 2001 and 2000	165	165

Additional paid-in capital	4,914	4,914

Retained earnings	15,166	16,168

Less notes receivable from stock sale	(235)	(235)

Less unearned restricted stock	(138)	(215)

	19,872)	20,797

Less cost of common stock in treasury: 382,739 and 356,791 shares for 2001 and 2000, respectively	(1,735)	(1,612)

Total stockholders’ equity	18,137	19,185

	$23,117	24,759

See accompanying notes to condensed financial statements.

ABLEST INC.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Thirteen	Thirteen	Thirty-nine	Forty
	week period	week period	week period	week period
	ended	Ended	ended	ended
	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net service revenues	$22,814	26,139	65,681	76,938

Cost of services	18,145	20,326	52,098	59,696

Gross profit	4,669	5,813	13,583	17,242

Selling, general and administrative expenses	4,726	4,958	14,781	15,823

Amortization of intangible assets	55	92	238	275

Operating (loss) income	(112)	763	(1,436)	1,144

Other (expense) income:

Interest income (expense), net	1	(6)	21	(133)

Miscellaneous, net	(55)	(6)	(47)	123

Total other expense, net	(54)	(12)	(26)	(10)

(Loss) Income before income taxes from continuing operations	(166)	751	(1,462)	1,134

Income tax (benefit) expense	—	326	(460)	493

Net (loss) earnings from continuing operations	(166)	425	(1,002)	641

Discontinued operations (note 5):

Adjustment of loss on sale of discontinued operations, net of income taxes	—	(15)	—	185

	—	(15)	—	185

Net (loss) earnings	$(166)	410	(1,002)	826

Basic and diluted net (loss) earnings per share:

Continuing operations	$(.06)	.15	(.34)	.22

Adjustment to loss on sale of discontinued operations	—	—	—	.07

	$(.06)	.15	(.34)	.29

Basic and Diluted weighted average number of common shares outstanding	2,918,145	2,832,961	2,926,485	2,867,997

See accompanying notes to condensed financial statements.

ABLEST INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirty-nine week	Forty week period
	period ended	ended
	September 30, 2001	October 1, 2000

Cash flows from operating activities:

Net (loss) earnings from continuing operations	$(1,002)	641

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:

Depreciation	707	888

Amortization of intangible assets	238	274

Loss (Gain) on disposal of net property, plant and equipment	198	(98)

Deferred income taxes	(498)	(117)

Changes in assets and liabilities (see below)	1,736	(1,322)

Net cash provided by operating activities of continuing operations	1,379	266

Cash flows from investing activities:

Additions to property, plant and equipment	(616)	(1,223)

Proceeds from disposal of property, plant and equipment	—	366

Acquisitions and earnout payments, net of cash acquired	—	(225)

Cash transfer from discontinued operations (Note 5)	—	8,683

Net cash (used) provided by investing activities of continuing operations	(616)	7,601

Cash flows from financing activities:

Proceeds from bank line of credit borrowings	1,050	4,800

Repayment of bank line of credit borrowings	(800)	(14,100)

Proceeds from exercise of stock options	—	78

Employee stock awards	77	—

Purchase of treasury shares	(123)	—

Net cash provided (used) by financing activities of continuing operations	204	(9,222)

Net increase (decrease) in cash from continuing operations	967	(1,355)

Net (decrease) increase in cash from discontinued operations (note 5)	(785)	10,736

Less amount transferred to continuing operations	—	(8,683)

Net increase in cash	182	698

Cash and cash equivalents at beginning of period	406	562

Cash and cash equivalents at end of period	$588	1,260

Changes in assets and liabilities providing (using) cash:

Receivables	$2,605	(664)

Prepaid expenses and other	(32)	(75)

Other assets	8	—

Accounts payable	(156)	(963)

Accrued expenses	(402)	570

Other liabilities	(287)	(190)

Total	$1,736	(1,322)

See accompanying notes to condensed financial statements

ABLEST INC.

Notes to Condensed Financial Statements

(Unaudited)

1.	In the opinion of Ablest Inc. (the Company) management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to fairly present the Company’s financial position as of September 30, 2001 and the results of its operations and cash flows for the thirteen and thirty-nine week periods ended September 30, 2001 and the thirteen and forty week periods ended October 1, 2000.

2.	The results of operations for the thirteen and thirty-nine week periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

There has been no significant change in accounting policy of the Company during the periods presented. For a description of these policies, refer to Note 1 of the Notes to Financial Statements as included in the Company’s 2000 Annual Report

3.	Stockholders’ Equity. The changes in stockholders’ equity for the thirty-nine week period ended September 30, 2001 are summarized as follows (in thousands, except shares):

		Additional				Unearned	Receivable	Total
	Common	Paid-in	Retained	Treasury	Stock	Restricted	Stock	Stockholder's
	Stock	Capital	Earnings	Shares	Amount	Stock	sale	Equity

Balance at December 31, 2000	$165	$4,914	$16,168	356,791	$(1,612)	$(215)	$(235)	$19,185

Net earnings	—	—	(1,002)	—	—	—	—	(1,002)

Stock compensation awards	—	—	—	—	—	77	—	77

Stock repurchase program	—	—	—	25,948	(123)	—	—	(123)

Balance at September 30, 2001	$165	$4,914	$15,166	382,739	$(1,735)	$(138)	$(235)	$18,137

4.	Stock Options. For the 13 week period ended September 30, 2001, no options to purchase shares of common stock of the Company were granted or exercised. At September 30, 2001 and December 31, 2000, the Company had exercisable options outstanding to independent directors and former employees to purchase 49,399 and 41,479 common shares, respectively, at prices ranging from $5.06 to $10.13 per share.

The effect of unexercised stock options determined under the treasury method was anti-dilutive for all periods presented.

5.	Discontinued Operations. On March 13, 2000 the Company sold substantially all of its industrial maintenance business to Onyx Industrial Services, Inc. (Onyx). The base selling price was $19,700,000 in cash plus the assumption by Onyx of certain trade liabilities of approximately $2,600,000.

The terms of the sale included certain other provisions, which could result in additional disposition costs for the Company. Such costs included environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs. In the fourth quarter of 1999, the Company recorded an estimated net loss from the sale of its industrial maintenance operations of $7,086,000. Such loss included management’s best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the agreement and the basis of disposed net assets as of the measurement date.

During fiscal 2000, the Company recorded an adjustment to the previously recorded loss on the sale of $185,000 (net of taxes of $241,000) as actual amounts related to the transaction were compared to the estimates recorded in the fourth quarter of fiscal 1999.

ABLEST INC.

Notes to Condensed Financial Statements

(Unaudited)

5.	Discontinued Operations, continued. On July 24, 2001, the Company and Onyx Industrial Services (Onyx) agreed to the final settle-up and distribution of the post closing adjustments and related matters pursuant to the purchase agreement and a net payment was made to Onyx in the amount of $495,000. A continuing reserve of approximately $204,000 remains to cover all remaining matters related to the disposed business for which the Company has responsibility, including the sharing of transfer taxes relating to real and personal property, future retrospective insurance program adjustments and any remaining environmental or legal matters. The Company feels that these reserves are adequate to cover all known remaining matters.

The net assets of discontinued operations at September 30, 2001 represent residual assets such as certain remaining property held for sale and deferred tax assets. These assets are partially offset by the remaining accruals established for environmental, insurance and operating expenses incurred prior to the closing and relating to the discontinued operations.

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

Corporate assets not allocated consist primarily of cash equivalents, of which there were none as of September 30, 2001 or December 31, 2000. Operating segment data as of and for the thirteen and thirty-nine week periods ended September 30, 2001 and the thirteen and forty week periods ended October 1, 2000, respectively, are provided below (in thousands).

	Thirteen	Thirteen	Thirty-nine	Forty
	Week period	Week period	Week period	Week period
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Commercial Staffing Services:

Net service revenues	$20,588	22,490	57,529	65,269

Cost of services	16,494	17,623	45,780	51,101

Gross profit	4,094	4,867	11,729	14,168

Selling, general & administrative	2,936	3,146	9,241	9,300

Operating income	1,158	1,721	2,488	4,868

Amortization	—	—	—	—

Receivables	$10,941	12,021	—	—

Technology Staffing Services:

Net service revenues	$2,226	3,649	8,152	11,668

Cost of services	1,736	2,703	6,383	8,700

Gross profit	490	946	1,769	2,968

Selling, general & administrative	444	590	1,602	2,031

Operating income	46	356	167	937

Amortization	55	91	238	274

Receivables	$1,224	2,217	—	—

ABLEST INC.

Notes to Condensed Financial Statements

(Unaudited)

6.	Industry Segments, continued. Operating income on this segment statement differs from the operating income reported on the condensed Statement of Operations because it does not include some corporate expenses. These corporate items include costs associated with providing executive, administrative, information technology and human resource services to field operations. These costs are not allocated for segment purposes but have been fully charged to continuing operations in the statements of operations.

7.	New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method, and SFAS No. 142, “Goodwill and Other Intangible Assets”, which no longer permits the amortization of goodwill over its estimated useful life but rather subjects it to an annual assessment for impairment. SFAS No. 141 is to be implemented for all new business combinations initiated after June 30, 2001. SFAS No. 142 will become effective for the Company’s 2002 fiscal year starting on December 31, 2001. At that time, the Company will stop amortizing goodwill from business combinations and will perform annual impairment assessments.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 will become effective for the Company’s 2003 fiscal year starting December 30, 2002. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 will become effective for the Company’s 2002 fiscal year starting on December 31, 2001.

The Company is considering the provisions of SFAS No. 141, No. 142, No. 143 and No. 144 and at present has not determined the financial impact of adopting the new pronouncements.

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

Results of Operations:

The year to date period ended September 30, 2001 was comprised of 39 weeks compared to 40 weeks for the prior fiscal year. Both the current fiscal quarter and comparable prior year quarter were comprised of 13 weeks.

Service revenues for the current quarter decreased by $3.3 million or 12.7% compared to the same quarter one year earlier. For the year to date period revenues declined by $11.3 million or 14.6% from the comparable period from the prior year. Service revenues for the commercial staffing segment decreased by $1.9 million or 8.5% for the quarter and $7.7 million or 11.9% for the year to date period. Revenue from the information technology staffing segment declined by $1.4 million or 39.0% for the quarter and $3.5 million or 30.1% for the year to date period. Both service segments are continuing to feel the effects of the slow down in the United States economy. The information technology staffing business continues to be especially hard hit. Contributing to this decrease is a continued decline in permanent placements for both segments. Placement fees declined by $302,000 for the current fiscal quarter and $739,000 for the year to date period, compared to the prior year. The information technology staffing segment accounts for 60% of the quarter and 70% of the year to date decline in placement fees.

Gross Profit decreased by $1.1 million or 19.7% for the current quarter and $3.7 million or 21.2% for the year to date period, compared to the prior year. Gross profit for the commercial staffing segment declined $773,000 or 15.9% for the current quarter and $2.4 million or 17.2% for the year to date period. Gross profit for the information technology staffing segment declined by $455,000 or 48.1% for the current quarter and by $1.2 million or 40.3% for the year to date period. The decline in gross profit for both segments is related to the decline in service revenues and a decline in the gross margin of 1.7 percentage points for both the quarter and year to date periods. For the commercial staffing segment the decline in gross margin is partially attributable to a change in the sales mix where a greater percentage of revenue is being derived from light industrial and payrolling services. These services typically generate lower margins than clerical services. For the current quarter, light industrial services as a percentage of commercial services revenue increased to 74.5% from 67.0% and to 71.3% from 66.0% for the year to date period, compared to one year earlier. Driving this change in the sales mix is the increase in total staffing services being derived from the Company’s Vendor-On-Premises (Point Source) programs, which are predominantly light industrial. These services represented 14.7% of total service revenue in the current quarter compared to 7.4% in the same quarter last year. For the Company’s information technology staffing segment, gross margin declined by 3.9 percentage points to 22.0% in the current quarter over the same period last year and by 3.7 percentage points to 21.7% for the comparable year to date periods. This decline is partially attributable to the decline in permanent placement fees noted earlier. Excluding these fees, gross margin would have remained the same for the current quarter and would have declined by only .4 percentage points for the year to date period.

Selling, general and administrative expense, exclusive of amortization expense, declined by approximately $232,000 or 4.7% for the current quarter and by $1.0 million or 6.6% for the year to date period. This decline is the result of the cost reduction and staff elimination that were done during the second quarter when the Company closed five under performing branch locations and, through implementation of its Top Grading program, did an evaluation and realignment of existing personal. The Company anticipates that it will continue to evaluate under-performing operations and make additional changes as warranted. Partially offsetting this decline is an increase of approximately $162,000 and $323,000 in bad debt expense for the quarter and year to date periods, respectively.

Other expense, net, increased for the current quarter by $42,000 over the prior year. During the current quarter the Company completed the installation and rollout of its new front-end office automation and candidate matching software. In conjunction with the completion of this rollout, the Company disposed of the remaining costs associated with the previous office automation applications. This resulted in a loss on disposal of approximately $105,000.

The Company did not record a tax benefit for the loss incurred during the current quarter. The effective tax rate for the year to date period is a benefit of 31.5%. The effective tax rate is the result of the multiple taxing jurisdictions in which the company operates and the non-deductibility for tax purposes of certain expenses incurred by the company.

Financial Condition:

The following financial information is provided as of a balance sheet date of September 30, 2001.

The quick ratio was 2.7 to 1 and 2.9 to 1 at September 30, 2001 and December 31, 2000, respectively, and the current ratio was 3.2 to 1 compared to 3.5 to 1, for the same respective periods. Net working capital decreased by $2.1 million during the current year. Contributing to the decrease was a reduction in accounts receivable of $2.6 million due to the decreased level of revenue being generated during this period. This decrease was partially offset by an increase in cash of $182,000 and a decrease in accrued expenses and accounts payable of $402,000 and $156,000, respectively. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

Open credit commitments at September 30, 2001, were $4.75 million. Effective July 22, 2001, the Company signed a new note agreement with Manufacturers and Traders Trust Company. The note agreement allows for the borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or, at the Company’s option, using a formula which adds 250 basis points to the 30, 60 or 90 day London Interbank Offered Rate (LIBOR). The Company feels that this line will be sufficient to cover its operational funding requirements for the foreseeable future.

Capital expenditures for the current quarter were approximately $145,000. Approximately $111,000 of the total additions pertains to new front office automation and applicant matching software that has been implemented throughout the Company’s operations. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital and capital expenditures for fiscal 2001.

Discontinued Operations:

During the current period, there were no adjustments made to the previously estimated loss on sale of discontinued operations. The prior year adjustment of approximately $185,000 consisted primarily of a reduction in anticipated operating losses from the measurement date of September 26, 1999, to the disposal date of March 13, 2000.

On July 24, 2001, the Company and Onyx Industrial Services (Onyx) agreed to the final settle-up and distribution of the majority of the remaining items relating to the sale of the Company’s industrial maintenance operations and the stock of the Company’s Canadian subsidiary, C. H. Heist, Ltd. A net payment was made to Onyx in the amount of $495,000 to settle the net worth adjustment, uncollected accounts receivable, and vendor cut-off activity as defined in the purchase agreement dated March 13, 2000. A continuing reserve of approximately $204,000 remains to cover all remaining matters related to the disposed business for which the Company has responsibility, including the sharing of transfer taxes relating to real and personal property, future retrospective insurance program adjustments and any remaining environmental or legal matters. The Company feels that these reserves are adequate to cover all known remaining matters.

Part II-Other Information

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits.

None.

(B)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ablest Inc.

(Registrant)

Date: November 6, 2001	/s/ Mark P. Kashmanian Mark P. Kashmanian Chief Accounting Officer