Form 10-K405
period 2001-12-31
ABLEST INC
filed 2002-03-21
CIK 46653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 1-10893

ABLEST INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0978462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 Ulmerton Road, Suite 300, Clearwater, Florida	33762
(Address of principal executive offices)	(Zip Code)

(727) 299-1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.05 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X ).

The aggregate market value of the Registrant’s common shares held by non-affiliates at February 28, 2002 was approximately $4,906,000.

The number of common shares of the Registrant outstanding at February 28, 2002 was 2,899,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following part of this report: Part III — the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Registrant’s annual meeting of shareholders to be held on May 23, 2002.

PART I

ITEM 1.      Business

General.

Prior to March 13, 2000, Ablest Inc. (the “Company”) operated as C. H. Heist Corp. with two service segments: Staffing Services and Industrial Maintenance.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance business and the stock of its Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. (“Onyx”). For the fiscal years reported herein, the Company’s industrial maintenance business is being reported as a discontinued operation. See note 2 to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the discontinued operations.

Also on that date and following the sale of the Company’s industrial maintenance business to Onyx, the Company reincorporated in Delaware, changed its name to Ablest Inc. and became a pure-play staffing services company.

On January 1, 2001, Ablest Service Corp., Milestone Technologies Inc. and P.L.P. Corp. (part of the discontinued operations) merged into Ablest Inc. to form a single operating company under the Ablest Inc. name. See note 1 to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the re-incorporation and merger.

Staffing Services

The Company offers staffing services in the United States. Staffing services are principally provided through 49 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial and information technology needs of their customers. Positions in the Company’s commercial staffing services segment often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping. Positions in the Company’s information technology staffing services segment include, but are not limited to, network administration, data base administration, program analyst (both mainframe and client server), web development, project management and technical writing. Ablest does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

The staffing services business is highly competitive with few barriers to entry. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the staffing services field are quality of service, reliability of personnel and price.

Industry Segments and Service Activities.

The table on the following page is a summary of information relating to the Company’s operations in its two industry segments for each of the Company’s last three fiscal years. The discontinued operation noted refers to the Company’s former industrial maintenance operations.

(In thousands)	December 30,	December 31,	December 26,
	2001	2000	1999

Revenues from Unaffiliated Customers:
Staffing Services	$87,042	103,435	98,094
Discontinued Operation	—	12,565	54,317

Operating (Loss) Income :
Staffing Services	(5,674)	1,193	(3,459)
Discontinued Operation	—	(15)	(2,991)

Identifiable Assets:
Staffing Services	18,056	21,696	22,639
Discontinued Operation	261	1,276	31,308

The following table sets forth the approximate percentages of revenues by service activity within the Company’s Staffing Services operations for each of the Company’s last three fiscal years:

	December 30,	December 31,	December 26,
	2001	2000	1999

Staffing Services Revenues:

Commercial Staffing	88%	85%	78%

Information Technology Staffing	12%	15%	22%

Working Capital. By virtue of the nature of the Company’s business, the attainment and maintenance of high levels of working capital is not required, other than to meet debt requirements as disclosed in Note 7 to the Financial Statements shown under Item 8 to this Form 10-K.

Backlog. In view of the fact that the Company’s services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

Employees. The ongoing staffing business comprises approximately 3,013 persons, 162 of which were full time at December 30, 2001. The Company considers its employee relations to be satisfactory.

Canadian Operations. Up through March 13, 2000, the Company’s former industrial maintenance business included operations in Canada. In connection with the sale of the industrial maintenance business all of the common stock of the Company’s Canadian Subsidiary, C. H. Heist, Ltd., was sold to Onyx Industrial Services, Inc. The operations of the Canadian subsidiary, up through the sale date, are included with the discontinued operations. See note 2 to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the discontinued operations.

Executive Officers of Registrant

Identification. The Company’s executive officers are:

			Served as
		Position and Office	Executive
Name	Age	with Registrant	Officer Since

Charles H. Heist	51	Chairman of the Board of Directors	1978

W. David Foster	67	Chief Executive Officer	1976

Kurt R. Moore	42	President and Chief Operating Officer	1991

Vincent J. Lombardo	40	Vice President and Chief Financial Officer	2002

Mark P. Kashmanian	46	Treasurer, Secretary and Chief Accounting Officer	1996

(b)  Arrangements and Understandings. There are no arrangements or understandings pursuant to which the above officers were elected.

(c)  Family Relationships. None of the officers has any family relationship with any other officer of the Company.

ITEM 2.      Properties

The Company currently leases 13,724 square feet of office space in Clearwater, Florida that serves as its corporate headquarters. Fifty-five additional facilities are leased under rental agreements and under terms and conditions prevailing in the various service locations. The Company considers all of its offices and facilities suitable and adequate for servicing its customers.

ITEM 3.      Legal Proceedings

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

ITEM 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2001.

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

(a)(ii) Price Range of Common Stock:

The price ranges applicable to the common shares during each quarter of the years ended December 30, 2001 and December 31, 2000, are as follows:

	2001		2000

	High	Low	High	Low

1st Quarter	$5.25	4.50	8.75	5.75
2nd Quarter	4.85	4.41	6.25	4.50
3rd Quarter	4.90	4.45	5.88	4.13
4th Quarter	$4.85	4.45	6.00	4.13

(b)  Approximate Number of Common Shareholders:

On December 30, 2001, there were 513 registered shareholders.

(c)  Dividends:

The Company currently does not pay a dividend on its common shares.

ITEM 6.      Selected Financial Data

                      (In thousands, except per share data)

Fiscal Year Ended December	2001	2000	1999*	1998*	1997*

Net service revenues	$87,042	103,435	98,094	78,471	63,268
Net (loss) earnings from continuing operations	(5,120)	592	(3,956)	876	163
(Loss) earnings per common share from continuing operations:
basic and diluted	(1.75)	.21	(1.37)	.30	.06

Total assets	17,212	24,759	44,009	53,340	41,838
Long-term debt	$—	—	15,950	16,050	8,755

* Restated to reflect discontinued operations, which are more fully discussed in note 2 to the financial statements.

The following summarizes quarterly operating results:

2001 Quarters	1st	2nd	3rd	4th

Net service revenues	$21,846	21,021	22,814	21,361
Gross profit	4,534	4,380	4,669	3,373
Operating loss	(773)	(551)	(112)	(4,238)
Net loss from continuing operations	(501)	(335)	(166)	(4,118)
Loss per common share from continuing operations:
basic and diluted	$(.17)	(.12)	(.06)	(1.40)

2000 Quarters*	1st	2nd	3rd	4th

Net service revenues	$25,893	24,906	26,139	26,497
Gross profit	5,872	5,557	5,813	5,592
Operating income	117	264	763	49
Net earnings (loss) from continuing operations	75	141	425	(49)
Earnings (loss) per common share from continuing operations:
basic and diluted	$.03	.05	.15	(.02)

*     Restated to reflect discontinued operations, which are more fully discussed in note 2 to the financial statements.

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this discussion, other than those concerning historical information, should be considered forward-looking and subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Risks and uncertainties include, but are not limited to; hiring and maintaining qualified employees, legislative and judicial reforms which could increase the cost of our services to our customers and make the use of staffing service providers less beneficial, the proper functioning of our management information systems and the continuing economic recession.

On March 13, 2000, C.H. Heist Corp., sold substantially all of the assets of its United States industrial maintenance business and the stock of C. H. Heist Corp.’s wholly owned Canadian subsidiary, C.H. Heist, Ltd., to Onyx Industrial Services, Inc. Taken together, these operations comprised substantially all of the assets of C. H. Heist Corp.’s industrial maintenance operations. Included in the sale was C. H. Heist Corp.’s administrative and warehousing facility in Buffalo, New York. Also on March 13, 2000, C. H. Heist Corp. merged into a newly formed company, Ablest Inc., and reincorporated in the state of Delaware.

On January 1, 2001, the Company’s subsidiaries Ablest Service Corp. (a Delaware corporation), Milestone Technologies, Inc. (an Arizona corporation) and PLP Corp. (an Alabama corporation) were formally merged into Ablest Inc. (a Delaware corporation), to form a single operating company under the Ablest Inc. name. The outstanding shares of the merging corporations were cancelled and no shares of Ablest Inc. were issued in exchange. The outstanding shares of Ablest Inc. remain outstanding and were not affected by the merger.

For financial reporting purposes, the Company’s former industrial maintenance business is reported as a discontinued operation. The following discussions and analysis of operations and financial condition pertain to the Company’s staffing services business, which constitutes the continuing operations. A separate section labeled “Discontinued Operations” is included at the end of this discussion and pertains to the disposal of the industrial maintenance business.

For the fiscal year ended December 30, 2001, compared to December 31, 2000.

Fiscal Year 2001 was comprised of 52 weeks compared to 53 weeks in fiscal 2000.

Results of Operations:

Service revenues declined by $16.4 million or 15.9% to $87.0 million from $103.4 million for the year ended December 30, 2001 compared to the year ended December 31, 2000.

Service revenues for the Company’s commercial staffing services segment decreased by $11.6 million or 13.2% to $76.6 million from $88.2 million for the current year compared to one year earlier. This decrease is primarily a result of an overall decline in demand for the Company’s commercial staffing services as a result of the economic recession that has occurred in the United States. Historically, the staffing industry is one of the first to feel the impact of a declining economy and conversely, is one of the first to benefit from an improving economy. During fiscal 2001, the Company closed six commercial staffing offices that were not performing up to expectations or were severely impacted by significant declines in their respective local economies. These offices accounted for $3.6 million of the overall decline in commercial staffing services in fiscal 2001 as compared to fiscal 2000.

Service revenue in the Company’s information technology staffing services segment declined by $4.8 million or 31.4% to $10.4 million from $15.2 million for the current year compared to one year earlier. This segment was especially hard hit by the decline in the general economy and the softening of demand for information technology staffing services, post year 2000 conversion. Contributing to this decline was a decrease in placement fees generated by this segment. For the year ended December 30, 2001 placement fees accounted for .7% of information technology staffing services as compared to 4.6% for the year ended December 31, 2000. Additionally, In December of 2001, the Company closed one of its information technology staffing offices that had shown a decline of approximately $900,000 in service revenues from the prior year.

Gross Profit decreased by $5.9 million or 25.8% to $17.0 million for the current fiscal year compared to fiscal 2000. Gross profit for the commercial staffing segment declined $3.5 million or 18.6% over the same period. Gross profit for the Company’s information technology staffing services segment declined by $1.6 million or 40.8% for the current fiscal year compared to fiscal 2000. The decline in gross profit for both segments is related to the decline in the service revenues and a decline in gross margin. Gross margin declined by 2.6 percentage points to 19.5% from 22.1% for fiscal 2001, compared to fiscal 2000. For the commercial staffing services segment, the decline in gross margin is partially attributable to a change in the sales mix where a greater percentage of revenue is being derived from light industrial and payrolling services. For the year ended December 30, 2001, light industrial services as a percentage of commercial staffing services revenue increased to 76.2% from 68.0%, compared to one year earlier. Driving this change in the sales mix is the increase in total staffing services being derived from the Company’s Vendor-On-Premises programs. These services represented 19.8% of revenues for this segment in fiscal 2001 compared to 10.1% of revenues in the prior year. These programs may require the use of out-side staffing service companies (“Tiered Suppliers”), on a direct passthrough basis, to supplement the existing workforce. While they do not negatively impact profitability, they do affect gross margin calculations. Bidding for these services is highly competitive and, due to their large volume, require lower margins to secure the contracts. For the Company’s information technology staffing services segment, gross margin declined by 3.5 percentage points for the comparable year-to-date periods. This decline is partially attributable to the decline in permanent placement fees noted earlier and the use of Tiered Suppliers, which accounted for 5.6% of this segment’s revenues in the current year compared to 0% in the prior year.

Selling, general and administrative expense, exclusive of amortization expense and intangible asset impairment, declined by approximately $1.9 million or 8.9% for the current year compared to one year earlier. This decline is the result of the cost reduction and staff elimination that were done during the second and fourth quarters when the Company closed seven under performing branch locations. During fiscal 2001, the Company recorded $250,000 in reorganization expense relating to the closing of the seven offices noted above.

In the fourth quarter of 2001, the Company incurred non-cash charges of $2.9 million relating to the impairment of goodwill and other intangible assets associated with various information technology staffing acquisitions made in previous fiscal years. The Company has continuously reviewed the information technology staffing acquisitions to determine whether it can continue to support the carrying value of the intangible assets that were established at the time of the respective acquisitions. Based upon several factors, including a steady decline in revenue and earnings, the loss of a major customer, management changes that occurred in the fourth quarter and the continued weakening of demand in this segment of the staffing industry, an impairment triggering event was deemed to have occurred. Based on the projected discounted future cash flows from this segment, the related goodwill and other intangible assets were written down to their estimated current net realizable values.

Other income (expense), net, increased by $80,000 to $94,000 in the current fiscal year as compared to the prior year. Interest income, net, amounted to approximately $22,000 in the current year as compared to a net interest expense of $135,000 in 2000. Also contributing to the increase in other income, net, was the one time receipt of $73,000 from the demutualization of the Company’s former pension and 401-K plan service provider.

The effective tax rate for the current fiscal year is a benefit of 8.3%. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, management has provided valuation allowances for those deferred tax assets that are not expected to be realized. The Company recorded a valuation allowance of $2.3 million in the current year against a deferred tax benefit of $2.8 million, resulting in a recognized benefit of $460,000. In 2000, the recorded tax provision of $615,000 represented an effective rate of 50.9% due to the impact of changes in estimates of previously recognized tax benefits and the non-deductibility for tax purposes of certain expenses (mainly goodwill amortization) incurred by the Company.

Critical Accounting Policies

The Company has identified the policies below as critical to the Company’s business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements in Item 8 of this Annual Report on Form 10-K. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(a)  Allowance for doubtful accounts

The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customer’s payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $10.2 million, net of allowance for doubtful accounts of $252,000 as of December 30, 2001.

(b)  Self-insurance reserves

The Company is self-insured for general liability and workers’ compensation coverages. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 30, 2001.

(c)  Intangible asset impairment

The Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. When management determines that the carrying value of intangible assets may not be recoverable, they measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. During the year ended December 30, 2001, the Company recorded an impairment loss of $2.9 million related to intangible assets. Net intangible assets, amounted to $1.3 million as of December 30, 2001.

Liquidity and Capital Resources:

The following financial information is provided as of a balance sheet date of December 30, 2001.

The quick ratio was 3.7 to 1 and 2.9 to 1 at December 30, 2001 and December 31, 2000, respectively, and the current ratio was 3.8 to 1 and 3.5 to 1, for the same respective periods. Net working capital decreased by $3.5 million during the current year. Contributing to this decrease was a reduction in accounts receivable of $4.4 million due to the decreased level of revenue being generated during this period. This decrease was partially offset by an increase in cash of $201,000 and a decrease in accrued expenses and accounts payable of $2.0 million and $161,000, respectively. Accrued expenses decreased primarily due to the payment of both the 1999 and 2000 insurance retrospective premium adjustments in the current year. Also contributing to this decrease was a reclassification of $1.3 million of current deferred tax assets to long term deferred tax assets relating to the Company’s net operating loss carryforward from prior periods. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

Capital expenditures for the current fiscal year were approximately $627,000. Approximately $515,000 of the total additions pertains to new front office automation and applicant matching software and related systems that were implemented throughout the Company’s operations. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements and capital expenditures for fiscal 2002.

On July 22, 2001, The Company entered into a Standard LIBOR Grid Note Agreement (“LIBOR Agreement”) with The Manufacturers and Traders Trust Company (“M&T”). The LIBOR Agreement allows for the borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or, at the Company’s option, using a formula which adds 250 basis points or 2.5% to the 30, 60 or 90 day London Interbank Offered Rate LIBOR rate. The LIBOR Agreement is a one-year demand note that expires on July 21, 2002, and is renewable annually with the consent of both parties. The LIBOR Agreement does not contain working capital or other financial covenants. The Company believes that this line will be renewed and will be sufficient to cover foreseeable operational funding requirements in 2002. Since, however, the Company must repay any borrowings under the LIBOR Agreement to M&T on demand, there is no guarantee that the Company will be able to maintain or obtain funding from M&T if, for any reason, M&T does not wish to continue to extend credit to the Company. At the current time, given the Company’s financial condition, the nature of its business which does not require attainment or maintenance of high levels of working capital, its historical relationship with M&T and the fact that working capital requirements tend to decline if revenues decline, the Company believes that it will be able to borrow required funds from M&T under the LIBOR Agreement. If, however, M&T were to demand repayment of the borrowings (or decline to provide funding) under the LIBOR Agreement for any reason, the Company would be in the position of having to secure from other sources funding to finance its working capital requirements. Such new sources could require commitment fees, financial covenants and other conditions, taking into consideration such factors as the health of the national economy, staffing industry performance and trends, and the Company’s financial condition, performance and prospects. In such event, there is no guarantee that the Company would be able to secure such funding on favorable terms.

At December 31, 2000, the Company had a $25,000,000 unsecured bank line of credit under a revolving credit agreement. Effective for 2001, the Revolving Term Loan Agreement between the Company and M&T dated August 21, 1995 was reduced to $5,000,000 and was set to mature on August 1, 2001. The interest rate on borrowings under the line of credit was elected weekly by the Company and was either (i) the bank’s prime rate or (ii) the Secondary Market Certificate of Deposit (CD) Rate plus 3/4%. The rate in effect at December 31, 2000 was 7.275%. On July 31, 2001, the Company had the option of converting the then outstanding borrowings to a term loan, payable in twenty equal quarterly installments beginning August 1, 2002 and bearing interest at either (i) the bank’s prime rate plus 1/2% or (ii) the Secondary Market CD Rate plus 1-1/2%. If converted, the company continues electing, on a weekly basis, the interest rate to be charged. The revolving credit agreement contained working capital requirements, and limited the amount of liabilities, capital expenditures and payment of cash dividends. Under the most restrictive of these provisions, $1,000,000 of retained earnings was free of dividend restrictions at December 31, 2000. Due to the sale of the industrial maintenance operations, the Company was not in compliance with certain of the covenants relating to the levels of net working capital and net worth of the Company to be maintained and as such obtained a waiver from the bank for all breached covenants. Compensating balances, may be, but were not required, to be maintained. On July 22, 2001 the Company canceled the above noted credit facility and replaced it with the LIBOR Agreement, noted previously.

Discontinued Operations:

At December 30, 2001 the combined balance in the remaining reserve for loss on sale of discontinued operations was $325,000. The Company believes that the balance in the reserve account is sufficient to cover all remaining items from the sale of its industrial maintenance operations to Onyx in 2000. The reserves will be utilized to complete environmental remediation in two of the Company’s former industrial maintenance locations, to cover any damages against the Company’s former Canadian subsidiary resulting from an on-going law suit and to cover any future insurance retrospective premium adjustments in the United States.

In August 2001, the Company sold its former Lima, Ohio property for a gain of approximately $17,000. In December 2001, the Company sold its former Charlotte, North Carolina facility for $1.1 million and recognized a gain in the net assets of discontinued operations of approximately $396,000. Also in December 2001, the Company received a one-time distribution, on behalf of the discontinued operations, of $222,000 from the demutualization of its former pension and 401-K service provider. Prior to year-end the Company made a final payment to Onyx of approximately $62,500 to settle all outstanding items under the Asset Sales and Purchase Agreement dated January 21, 2000.

For the fiscal year ended December 31, 2000, compared to December 26, 1999.

Fiscal Year 2000 was comprised of 53 weeks compared to 52 weeks in fiscal 1999.

Results of Operations:

Service revenues increased by $5.3 million or 5.4% to $103.4 million from $98.1 million for the year ended December 31, 2000, compared to the year ended December 26, 1999.

Service revenue in the Company’s commercial staffing services segment increased by $11.6 million or 15.3% to $88.2 million from $76.6 million for fiscal 2000 compared to one year earlier. Of this amount $12.0 million was from seven offices opened in fiscal 1999 and six offices opened in fiscal 2000. All of the branches opened in fiscal 1999 were profitable in fiscal 2000 and three of the six offices opened in fiscal 2000 were profitable on a year to date basis at year-end. Additional increases in service revenue for this segment were generated by the Company’s Vendor-on-Premises programs (“Point Source”) that were secured and started in fiscal 2000.

Service revenues in the Company’s information technology staffing segment decreased by $6.3 million or 29.4% to $15.2 million from $21.5 million for fiscal 2000 compared to one year earlier. This decline reflects the continued post Year 2000 industry-wide slowdown in information technology spending. Ablest Technology Services is in the process of shifting from its original focus of primarily servicing low-end solutions work toward applications where trained professionals are scarce but generate higher margins. Additionally, managerial and structural changes have been made to this segment during fiscal 2000 to position it to take advantage of the changing marketplace for information technology services in fiscal 2001 and to stop the decline that has occurred in this segment over the past 18 months.

Gross profit dollars increased by $625,000 or 2.8% to $22.8 million from $22.2 million for fiscal 2000 compared to fiscal 1999. Gross profit margin declined to 22.1% from 22.6% over the same period. The increase in gross profit dollars is primarily the result of the increased service revenue generated by the commercial staffing segment, which was partially offset by the decline in service revenues from the information technology staffing segment. The decline in gross margin is primarily the result of the increase in Point Source programs, noted previously, that generates lower margins on higher volumes. These programs require the use of tiered staffing suppliers on a direct pass-through basis. Billings for these services were approximately $1.5 million in fiscal 2000 compared to $456,000 in fiscal 1999. Without these pass-through services the gross margin would have been 22.4% in fiscal 2000 compared to 22.7% in fiscal 1999. In addition, the demand for full time placements, which produce higher gross margins, was less in fiscal 2000.

Selling, general and administrative expenses, inclusive of amortization expense, increased to $21.6 million from $20.6 million for fiscal 2000 compared to fiscal 1999. As a percentage of service revenues, selling, general and administrative expenses declined to 20.9% from 21.0%. Contributing to the increase in selling, general and administrative expense dollars were transitional expenses associated with the closing and subsequent relocation of the Company’s administrative office in Buffalo, New York to the new leased corporate facilities in Clearwater, Florida, during the first half of fiscal 2000. Selling, general and administrative expenses during the second half of fiscal 2000 declined by $266,000 over the same period one year earlier. This decline is partly attributed to a leveling-off of corporate expenses as the company settled into their new corporate facility. In addition, adjustments were made in the Company’s information technology staffing segment to right size the operation to the level of activity being generated. Also contributing was a decrease in amortization expense of $358,000 in fiscal 2000 compared to fiscal 1999. This decrease is the result of the intangible asset impairment charge taken by the Company in the fourth quarter of fiscal 1999. The remaining intangible assets were reviewed at the end of fiscal 2000 and found to adequately support discounted cash flow projections. As such no adjustment was warranted in fiscal 2000.

Other income (expense), net, improved in fiscal 2000 by $443,000 to $14,000 compared to a net other expense of $429,000 for fiscal 1999. In March, the company used a portion of proceeds from the sale of its industrial maintenance business to pay off their revolving term debt. The result was a decline in interest expense of $404,000 in fiscal 2000 compared to fiscal 1999.

The effective tax rate was 50.9% for fiscal 2000. The effective tax rate was the result of the multiple taxing jurisdictions in which the company operates and the non-deductibility, for tax purposes, in the current period of certain expenses incurred by the Company.

Discontinued Operations:

During fiscal 2000, a minor adjustment was made to the previously recorded loss on sale of discontinued operations to reconcile amounts previously recorded against continuing operations but which pertained to the discontinued operations. Expenditures associated with the winding down of the discontinued operations were adjusted against the various reserves established at the measurement date of September 26, 1999. At that time, reserves were established for an anticipated loss on the sale of discontinued operations, holding period losses, severance payments and transactional expenses. Management believes that balances remaining in the respective reserves will be sufficient to cover future anticipated expenses associated with the discontinued operations.

ITEM 7A.      Quantitative and Qualitative Disclosure About Market Risk

The Company, in the normal course of business, has exposure to interest rate risk from its long-term debt obligations. The Company does not believe that its exposure to fluctuations in interest rates is material. A 10% change in the interest rate utilized on its long-term debt obligations would have produced less than $1,000 in additional interest expense for the fiscal year ended December 30, 2001.

Due to the immateriality of the above noted market risk, the Company has decided not to utilize any form of financial instrument as a hedge against this risk.

ITEM 8.      Financial Statements and Supplemental Data

Index to Financial Statements

Page Reference

The financial statements of the registrant required to be included in Item 8 are listed below:
Report of Independent Certified Public Accountants	15
Financial Statements:
Balance Sheets as of December 30, 2001 and December 31, 2000	16

Statements of Operations for the years ended December 30, 2001, December 31, 2000 and December 26, 1999	17

Statements of Stockholders’ Equity for the years ended December 30, 2001, December 31, 2000 and December 26, 1999	18

Statements of Cash Flows for the years ended December 30, 2001, December 31, 2000 and December 26, 1999	19-20

Notes to Financial Statements	21-38

Report of Independent Certified Public Accountants

To Ablest Inc.:

We have audited the accompanying balance sheet of Ablest Inc. (a Delaware corporation) as of December 30, 2001, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ablest Inc. as of December 31, 2000, were audited by other auditors whose report dated February 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ablest Inc. as of December 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Tampa, Florida,
     February 1, 2002

ABLEST INC.

Balance Sheets

(In thousands, except share data)

	December 30,	December 31,
Assets	2001	2000

Current assets:
Cash and cash equivalents	$607	406
Receivables, less allowance for doubtful accounts of $252 and $390 in 2001 and 2000, respectively	10,232	14,629
Prepaid expenses and other	237	359
Deferred income taxes (note 9)	1,193	2,549

Total current assets	12,269	17,943

Property, plant and equipment, net (note 4)	1,385	1,861
Deferred income taxes, net of valuation allowances of $3,353 and $1,044 in 2001 and 2000, respectively (note 9)	1,962	105
Intangible assets, net (note 5)	1,335	4,576
Net assets of discontinued operations (note 2)	261	274

	$17,212	24,759

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$326	487
Accrued expenses and other current liabilities (note 6)	2,615	4,635

Total current liabilities	2,941	5,122

Long-term debt (note 7)	—	—
Other liabilities	8	452

Total liabilities	2,949	5,574

Commitments and contingencies (notes 2, 12 and 13)

Stockholders’ equity :
Preferred stock of $.05 par value. Authorized 500,000 shares, none issued	—	—
Common stock of $.05 par value. Authorized 7,500,000 shares; issued 3,293,405 shares for both 2001 and 2000	165	165
Additional paid-in capital	4,936	4,914
Less unearned restricted stock	(108)	(215)
Less notes receivable from stock sale	(22)	(235)
Retained earnings	11,048	16,168

	16,019	20,797
Less cost of common shares in treasury — 387,239 and 356,791 shares for 2001 and 2000, respectively	(1,756)	(1,612)

Total stockholders’ equity	14,263	19,185

	$17,212	24,759

See accompanying notes to financial statements.

ABLEST INC.

Statements of Operations

(In thousands, except share data)

	December 30,	December 31,	December 26,
	2001	2000	1999

Net service revenues	$87,042	103,435	98,094
Cost of services	70,086	80,601	75,885

Gross profit	16,956	22,834	22,209

Selling, general and administrative expenses	19,399	21,275	19,873
Amortization of intangible assets	323	366	724
Intangible asset impairment (note 5)	2,908	—	5,071

Operating (loss) income	(5,674)	1,193	(3,459)

Other income (expense):
Interest income (expense), net	21	(135)	(599)
Miscellaneous, net	73	149	170

Other income (expense), net	94	14	(429)

(Loss) earnings from continuing operations before income taxes	(5,580)	1,207	(3,888)

Income tax (benefit) expense (note 9)	(460)	615	68

Net (loss) earnings from continuing operations	(5,120)	592	(3,956)

Discontinued operations (note 2):
(Loss) income from discontinued operations, net of income taxes	—	—	(743)
Loss on sale of discontinued operations, net of income taxes	—	—	(7,086)
Adjustment to loss on sale of discontinued operations, net of income taxes	—	185	—

Net (loss) earnings	$(5,120)	777	(11,785)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(1.75)	.21	(1.37)
Discontinued operations	—	—	(.26)
Loss on sale of discontinued operations	—	—	(2.46)
Adj. to loss on sale of discontinued operations	—	.06	—

Basic and diluted (loss) earnings per common share:	$(1.75)	.27	(4.09)

Weighted average number of common shares outstanding — basic and diluted	2,922,246	2,865,844	2,880,867

See accompanying notes to financial statements.

ABLEST INC.

Statements of Stockholders’ Equity

(In thousands, except share data)

		Additional		Treasury stock		Unearned	Receivable	Total
	Common	paid-in	Retained			restricted	from stock	stockholders'
	stock	capital	earnings	Shares	Amounts	stock	sale	equity

Balances at December 27, 1998	$158	4,278	$27,176	288,754	$(1,236)	—	—	$30,376

Net loss	—	—	(11,785)	—	—	—	—	(11,785)
Stock compensation awards	—	7	—	(3,225)	14	—	—	21

Balances at December 26, 1999	158	4,285	15,391	285,529	(1,222)	—	—	18,612

Net earnings	—	—	777	—	—	—	—	777
Stock options exercised	1	77	—	—	—	—	—	78
Stock compensation awards	3	320	—	—	—	(215)	—	108
Stock repurchase program	—	—	—	71,262	(390)	—	—	(390)
Option to ownership program	3	232	—	—	—	—	—	235
Notes receivable from stock sale	—	—	—	—	—	—	(235)	(235)

Balances at December 31, 2000	165	4,914	16,168	356,791	(1,612)	(215)	(235)	19,185

Net loss	—	—	(5,120)	—	—	—	—	(5,120)
Stock compensation awards	—	—	—	—	—	107	—	107
Stock repurchase program	—	—	—	30,448	(144)	—	—	(144
Option to ownership program	—	22	—	—	—	—	—	22
Notes receivable from stock sale	—	—	—	—	—	—	213	213

Balances at December 30,2001	$165	4,936	$11,048	387,239	$(1,756)	(108)	(22)	$14,263

See accompanying notes to financial statements.

ABLEST INC.

Statements of Cash Flows

(In thousands)

	December 30,	December 31,	December 26,
	2001	2000	1999

Cash flows from operating activities:
Net (loss) earnings from continuing operations	$(5,120)	592	(3,956)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	904	1,151	684
Amortization of intangible assets	323	366	724
Intangible asset impairment	2,908	—	5,071
(Gain) on disposal of property, plant and equipment, net	199	(98)	—
Deferred income taxes	(501)	(645)	(778)
Stock compensation	320	108	—
Changes in assets and liabilities (next page)	1,904	(4,950)	(1,013)

Net cash provided by (used in) operating activities of continuing operations	937	(3,476)	732

Cash flows from investing activities:
Additions to property, plant and equipment	(627)	(1,040)	(996)
Proceeds from disposal of property, plant and equipment	—	366	—
Acquisitions and earnout payments, net of cash acquired	—	(225)	(1,310)
Cash transfer from discontinued operations (Note 2 )	13	8,683	—

Net cash (used in) provided by investing activities of continuing operations	(614)	7,784	(2,306)

Cash flows from financing activities:
Proceeds from bank line of credit borrowings	1,200	6,200	18,750
Repayment of bank line of credit borrowings	(1,200)	(15,200)	(18,350)
Proceeds from exercise of stock options	—	78	—
Employee stock awards	22	—	—
Purchase of treasury shares	(144)	(390)	—

Net cash (used in) provided by financing activities of continuing operations	(122)	(9,312)	400

Net increase (decrease) in cash from continuing operations	201	(5,004)	(1,174)
Net (decrease) increase in cash from discontinued operations	13	13,531	414
Less amount transferred to continuing operations	(13)	(8,683)	—

Net increase (decrease) in cash and cash equivalents	201	(156)	(760)
Cash and cash equivalents at beginning of year	406	562	1,322

Cash and cash equivalents at end of year	$607	406	562

(Continued)

See accompanying notes to financial statements.

ABLEST INC.

Statements of Cash Flows, continued
(In thousands)

	December 30,	December 31,	December 26,
	2001	2000	1999

Changes in continuing operations’ assets and liabilities providing (using) cash excluding effects of acquisitions:
Receivables	$4,397	(1,137)	(3,663)
Prepaid expenses & other	122	60	(162)
Accounts payable	(161)	(981)	1,155
Accrued expenses and other current liabilities	(2,020)	(2,588)	1,347
Deposits	10)	(17)	15
Other assets & liabilities	(444)	(287)	295

Total	$1,904	(4,950)	(1,013)

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest — continuing operations	$12	135	307
Interest — discontinued operations	—	198	325

	$12	333	632

Income taxes — continuing operations	$—	—	117
Income taxes — discontinued operations	—	—	288

	$—	—	405

Bank line of credit:
Proceeds — continuing operations	$1,200	6,200	18,750
Proceeds — discontinued operations	—	5,250	12,400

	$1,200	11,450	31,150

Repayments — continuing operations	$(1,200)	(15,200)	(18,350)
Repayments — discontinued operations	—	(11,900)	(12,900)

	$(1,200)	(27,100)	(31,250)

Supplemental disclosures of non-cash investing and financing activities:
Discontinued operations:
Leases capitalized	$—	—	1,148

See accompanying notes to financial statements.

ABLEST INC.

Notes to Financial Statements

Years ended December 30, 2001, December 31, 2000
and December 26, 1999

(1) Summary of Significant Accounting Policies

Ablest Inc. (“the Company”) is primarily engaged in staffing services principally in the Eastern United States and selected Southwestern markets. On January 1, 2001, the Company’s two operating subsidiaries, Ablest Service Corp. and Milestone Technologies Inc. merged into Ablest Inc. to create a single operating entity. The two operating divisions of the Company are Ablest Staffing Services, which focuses on providing temporary and contract staffing solutions to businesses in the clerical and light industrial sectors, and Ablest Technology Services, which focuses on providing information technology staffing services to all businesses.

Prior to March 13, 2000 the Company also provided industrial maintenance services through C. H. Heist Corp. domestically and in Canada through C. H. Heist Ltd., a wholly owned subsidiary. As further described in note 2, the Company sold substantially all of the assets of its industrial maintenance operations on March 13, 2000, including the stock of C. H. Heist, Ltd. to Onyx Industrial Services, Inc. The accompanying financial statements as of and for the years ended December 31, 2000 and December 26, 1999 separately reflect industrial maintenance operations as a discontinued operation.

On March 6, 2000, the shareholders approved an Agreement and Plan of Merger (the “Merger Agreement”) effecting a re-incorporation (the “Re-incorporation”) of C.H. Heist Corp. by merger into Ablest Inc., a Delaware corporation (Delaware Company) formed for the Re-incorporation and as a result, C.H. Heist Corp.’s name was changed to Ablest Inc. The Re-incorporation was effective upon the filing of related documentation in Delaware and New York after the consummation of the purchase agreement with Onyx, all of which occurred on March 13, 2000.

Upon completion of the merger, (i) C.H. Heist Corp. ceased to exist, (ii) the Delaware Company continued to operate the business of the Company under the name Ablest Inc., (iii) the shareholders of the Company automatically became the shareholders of the Delaware Company, (iv) the business is governed under the laws of Delaware rather than New York, (v) options to purchase common shares of the Company automatically converted into options to acquire an equal number of shares of the Delaware Company’s common stock, and (vi) no change occurred in the business, management, assets, liabilities or net worth of the Company as such existed immediately following consummation of the purchase agreement with Onyx.

Each outstanding common share of the Company, $.05 par value, automatically converted pro-rata into one share of the Delaware Company common stock, $.05 par value. The Delaware Company’s bylaws and charter authorize the issuance of 7,500,000 shares of common stock and 500,000 shares of preferred stock.

On January 1, 2001, the Company’s subsidiaries Ablest Service Corp. (a Delaware corporation), Milestone Technologies, Inc. (an Arizona corporation) and PLP Corp. (an Alabama corporation) were formally merged into Ablest Inc. (a Delaware corporation), to form a single operating company under the Ablest Inc. name. The outstanding shares of the merging corporations were cancelled and no shares of Ablest Inc. were issued in exchange. The outstanding shares of Ablest Inc. remain outstanding and were not affected by the merger.

ABLEST INC.
Notes to Financial Statements
(continued)

Significant accounting policies followed by the Company are summarized on the following page.

(a) Fiscal Year

The Company’s fiscal year ends on the last Sunday of December. The financial statements include 52 weeks for the years ended December 30, 2001 and December 26, 1999 and 53 weeks for the year ended December 31, 2000.

(b) Principles of Consolidation

Prior to the merger of the Company’s subsidiaries on January 1, 2001, the Company reported their operations on a consolidated basis. The consolidated financial statements included the accounts of the Company and its subsidiaries, all of which were wholly-owned. All significant intercompany balances and transactions were eliminated in consolidation.

(c) Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at December 30, 2001 and December 31, 2000.

(d) Revenue Recognition

Revenue and associated costs are recognized in the period the services are provided. In December 1999, the United States Securities and Exchange Commission’s (SEC) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition”, which summarizes certain of the SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company’s revenue recognition policies comply with SAB 101 and, therefore, adoption of SAB 101 had no impact on the Company’s financial statements.

(e) Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the respective assets on the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives generally range from three to forty years.

Expenditures for maintenance and repairs are charged to expense as incurred. Additions and major replacements or betterments that increase capacity or extend useful lives are added to the cost of the asset. Upon sale or retirement of the asset, the cost and accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in other income (expense), net in the accompanying statements of operations.

(f) Intangible Assets

Intangible assets, which represent the excess of acquisition cost over the fair market value of identified net assets acquired in business combinations accounted for as purchases, are amortized using the straight-line method over three to thirty years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. See section (m) “Recently Issued Accounting Pronouncements” below.

ABLEST INC.
Notes to Financial Statements
(continued)

(f) Intangible Assets (continued)

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset may not be recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows (non-discounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss. The impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. The estimation of fair value is generally measured by discounting expected future cash flows.

(g) Income Taxes

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

(h) (Loss) Earnings Per Common Share

Basic (loss) earnings per common share is computed by using the weighted average number of common shares outstanding. Diluted (loss) earnings per share is computed by using the weighted average number of common shares outstanding plus the dilutive effect, if any, of stock options. The effect of all unexercised stock options determined under the treasury method was anti-dilutive and therefore (loss) earnings per common share — basic and diluted was the same for the years ended December 30, 2001, December 31, 2000 and December 26, 1999.

(i) Foreign Currency Translation

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

(j) Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ABLEST INC.
Notes to Financial Statements
(continued)

(k) Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock — Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

(l) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

(m) Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, and No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is in the process of completing its step one transition assessment of intangible assets. However, it does not currently anticipate having to record an impairment of intangible assets as a cumulative effect as a result of these new standards.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. The provisions of

ABLEST INC.
Notes to Financial Statements
(continued)

(m) Recently Issued Accounting Pronouncements (continued)

SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact that adoption of SFAS No. 143 may have on the Company’s financial position, cash flows or results of operations. However, such impact, if any, is not known or reasonably estimable at this time.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” it removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions” for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the Company’s financial position, cash flows or results of operations. However, such impact, if any, is not known or reasonably estimable at this time.

(2) Discontinued Operations

In the fourth quarter of 1999 the Company adopted a plan to dispose of its industrial maintenance operations. On March 13, 2000, the Company completed the sale of substantially all of the assets of the Company’s U.S. industrial maintenance operations and all the stock of its Canadian subsidiary, C. H. Heist, Ltd., to Onyx. Taken together, these operations comprised substantially all of the Company’s industrial maintenance business. The base selling price was $20,000,000 in cash plus the assumption by Onyx of certain trade liabilities. The selling price was subject to adjustment in the event that the net assets delivered differ from a targeted amount agreed to by the parties. Additionally, $7,000,000 of the selling price was subject to escrow pending the formal assignment of certain customer relationships to Onyx. Of the amount held in escrow, $6,000,000 was attributable to one customer relationship. Prior to closing the sale to Onyx on March 13, 2000, the Company obtained the necessary assignment from this customer thereby releasing the proceeds. Based upon the 2000 activity of the other customer assignments with Onyx, $327,000 of the remaining escrow was not received and, accordingly, the Company excluded such amounts from the estimated sales price in determining the loss on disposal of this business.

The Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx (“the Agreement”) included certain other provisions, which resulted in additional disposition costs for the Company. Such costs included environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs. The Company

ABLEST INC.
Notes to Financial Statements
(continued)

(2) Discontinued Operations (continued)

estimated and recorded in 1999, its net loss from the sale of its industrial maintenance operations. Such loss included management’s best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the Agreement and the basis of disposed net assets as of the measurement date. The actual amounts for these items and accordingly, the actual loss from disposal may differ from the estimate.

The estimated loss on the disposal of the industrial maintenance operations recorded in 1999 was $7,086,000 (net of tax benefit of $2,772,000), consisting of an estimated loss on disposal of the business of $5,509,000 and a provision of $1,577,000 for anticipated operating losses from the measurement date to the expected disposal in March, 2000 (holding period loss). During fiscal 2000, an adjustment was made to reduce the loss on disposal by $185,000, net of taxes. The adjustment was based on the difference between the actual operating results of the discontinued operations during the holding period and the estimate used in the determination of the loss on sale of discontinued operations recorded in 1999. In July 2001, a final settle-up of remaining outstanding items from the Agreement resulted in an additional net payment of approximately $497,000 to Onyx. There are no known, outstanding items with Onyx and management believes no additional adjustments to the loss on disposal are required.

A summary of the operating results of discontinued operations are shown below:

	December 30,	December 31,	December 26,
(In thousands)	2001	2000	1999

Net service revenues	$—	12,565	54,317

Income (loss) from discontinued operations before income tax expense (benefit)	—	309	(979)
Income tax expense (benefit)	—	124	(236)

Income (loss) from discontinued operations	$—	185	(743)

The Company specifically allocated debt and interest expense that it attributed to each operating business segment. The amount of interest expense included in the income (loss) from discontinued operations was $198,000 and $325,000 for the years ended December 31, 2000 and December 26, 1999, respectively.

Comprehensive loss of these operations was $216,000 and $266,000 for the years ended December 31, 2000 and December 26, 1999, respectively. The only item of other comprehensive loss is foreign currency translation.

The income tax expense (benefit) attributable to discontinued operations differs from the amount determined by applying the statutory federal tax rate to income (loss) from discontinued operations before income taxes due to the effects of higher foreign tax rates, net operating loss and tax credit carryforwards and state taxes.

ABLEST INC.
Notes to Financial Statements
(continued)

(2) Discontinued Operations (continued)

The industrial maintenance assets sold, the liabilities assumed by Onyx, the cumulative translation adjustment attributable to C.H. Heist, Ltd. and the accrued loss on sale have been segregated in the accompanying balance sheets as net assets of discontinued operations. The components of which are shown below:

	December 30,	December 31,
(In thousands)	2001	2000

Current assets	$586	576
Property, plant & equipment, net (note 4)	—	699
Accrued loss on disposal	(325)	(1,001)

	$261	274

(3) Allowance for Doubtful Accounts

     The following table sets forth the allowance for doubtful accounts roll-forward for the past three fiscal years.

	December 30,	December 31,	December 26,
(In thousands)	2001	2000	1999

Balance at beginning or period	$390	378	305
Additions charged to cost and expenses	649	568	197
Accounts receivable written-off	(787)	(556)	(124)

Balance at end of period	$252	390	378

(4) Property, Plant and Equipment

     A summary of aggregate property, plant and equipment follows:

(In thousands)	December 30,	December 31,
	2001	2000

Land	$—	259
Building and improvements	—	684
Office furniture and equipment	5,007	6,522
Leasehold improvements	388	362

	5,395	7,827
Less accumulated depreciation	4,010	5,267

	$1,385	2,560

ABLEST INC.
Notes to Financial Statements
(continued)

(4) Property, Plant and Equipment (continued)

     Net property, plant and equipment has been allocated as follows:

	December 30,	December 31,
(In thousands)	2001	2000

Continuing operations	$1,385	1,861
Discontinued operations	—	699

	$1,385	2,560

Depreciation expense for continuing operations for the years ended December 30, 2001 and December 31, 2000 was $917,000 and $1.2 million, respectively.

(5) Intangible Assets

A summary of intangible assets follows:

(In thousands)	December 30,	December 31,
	2001	2000

Goodwill, less accumulated amortization of $901 and $728	$1,283	4,206
Other intangible assets, less accumulated amortization of $1,269 and $910	52	370

	$1,335	4,576

In the fourth quarter of 2001, the Company recorded a pre-tax write down of $2.9 million of intangible assets relating to its acquired information technology staffing companies. The intangibles, primarily goodwill, were determined to have been impaired as a result of the steady decline in revenue and earnings, the loss of a major customer, the departure of pre-acquisition management in the fourth quarter of 2001 and the continued weakening of demand in this segment of the staffing industry.

In the fourth quarter of 1999, the Company recorded a pre-tax write down of $5.1 million of intangible assets relating to the same acquired Information technology staffing companies. The intangibles, primarily goodwill, were determined to have been impaired due to the loss of a major customer at that time as well as a significant decline in operating results for the acquired companies.

ABLEST INC.
Notes to Financial Statements
(continued)

(6) Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities follows:

(In thousands)	December 30,	December 31,
	2001	2000

Payroll and other compensation	$1,525	2,071
Insurance	936	2,384
Other	154	180

	$2,615	4,635

(7) Indebtedness

Effective January 1, 2001, the Revolving Term Loan Agreement between the Company and Manufacturers and Traders Trust Company (“M&T”) dated August 21, 1995 was reduced to $5,000,000 and was set to expire on August 1, 2001. All other terms and conditions of the original loan agreement remained unchanged.

On July 22, 2001, the Company signed a $5,000,000 Standard LIBOR Grid Note agreement with M&T to replace the existing Revolving Term Loan Agreement with M&T. The interest rate on borrowings under the unsecured credit facility is elected by the Company at the time of borrowing and is either (i) the bank’s prime rate or (ii) the 30, 60 or 90 day London Interbank Offered Rate (“LIBOR”) plus 250 basis points (“Modified LIBOR Rate”). The 90 day Modified LIBOR Rate in effect at December 30, 2001 was 4.38%. There were no outstanding balances due on the Standard LIBOR Grid Note at December 30, 2001 nor the Revolving Term Loan Agreement at December 31, 2000.

The Standard LIBOR Grid Note Agreement is a one-year demand note that expires on July 21, 2002 and is renewable annually with the consent of both parties. It does not contain working capital or other restrictive covenants.

(8) Stock Option Plans

On May 5, 2000, the Company reserved 100,000 common shares for issuance in conjunction with its 2000 Independent Directors’ Stock Option Plan, (the “Directors’ Plan”). The purpose of the Directors’ Plan is to strengthen the alignment of interest between the independent directors and the shareholders of Ablest Inc. through increased ownership by the independent directors of the Company’s common stock. The Directors’ Plan provides for the granting of options to purchase 6,000 shares of common stock on the date of the respective directors election to the Board of Directors’ (the “Board”) and for the granting of options to purchase 1,500 common shares each time he or she is re-elected to the Board. The price per share deliverable upon exercise is equal to 100% of the fair market value of the shares on the date the option is granted. The initial grant of options to purchase 6,000 common shares is exercisable in three equal, annual installments on the first, second and third anniversary of the grant thereof. All subsequent grants are exercisable on the first anniversary of the grant thereof. The term of each grant is 10 years from the date it is granted.

ABLEST INC.
Notes to Financial Statements
(continued)

(8) Stock Option Plans (continued)

A summary of stock option activity for the Director’s Plan follows:

		Weighted
	Stock	Average
	Options	Exercise Price

Outstanding at December 26, 1999	—	—
Granted	24,000	$5.06
Exercised	—	—
Terminated	—	—

Outstanding at December 31, 2000	24,000	5.06

Granted	6,000	4.60
Exercised	—	—
Terminated	—	—

Outstanding at December 30, 2001	30,000	$4.97

Options exercisable at December 30, 2001	8,000	$5.06

At December 30, 2001 the range of exercise prices for options issued under the Director’s Plan was $4.60 to $5.06. The weighted average fair value of options granted in 2001 was $2.62 and the weighted average remaining contractual life of the outstanding options was 8.2 years.

In August 2000, the Board approved the Ablest Inc. Option to Ownership Program, (the “Program”). The Program provides for the surrendering of stock options issued under the Company’s 1991 Stock Option Plan and the Company’s 1996 Leveraged Stock Option Plan and the purchase of restricted common stock of the Company through delivery of a full recourse promissory note in an amount equal to the aggregate purchase price of the common stock issued. The per share purchase price of the common stock issued was equal to the fair market value of the common stock on October 9, 2000 (the effective date of the Program). The number of common shares issued to each Program participant was based on a conversion factor determined by calculating the fair value of the various option grants previously issued, using the Black-Scholes Method, divided by the fair market price of the common stock available to purchase. A total of 234,716 option shares were surrendered and 55,313 common shares issued. The shares issued under the Program are accounted for under variable plan accounting, as defined in SFAS No. 123. As such, additional compensation expense of $22,000 was recorded in fiscal 2001 to reflect increase in the fair value of the common shares issued.

The Company had reserved 375,000 common shares for issuance in conjunction with its 1991 Stock Option Plan (the “Plan”). The Plan provided for the granting of incentive stock options and/or non-qualified options to officers and key employees to purchase shares of common stock at a price not less than the fair market value of the stock on the dates options were granted. Such options were exercisable at such time or times as may be determined by the Compensation Committee of the Board and generally expired no more than ten years after grant. Options vest and became fully exercisable six months after the grant date. During the year ended December 30, 2001 there was no activity in the plan. In the year ended December 31, 2000, 58,336 options were converted to common shares under the Option to Ownership Program.

ABLEST INC.
Notes to Financial Statements
(continued)

(8) Stock Option Plans (continued)

A summary of stock option activity for the Plan is shown below:

		Weighted Average	Options Exercisable
	Stock Options	Exercise Price	at Year End

Outstanding at December 27, 1998	166,088	$7.69
Canceled or expired	(3,812)	7.70

Outstanding at December 26, 1999	162,276	7.69	162,276
Canceled or expired	(51,461)	7.55
Exercised	(11,000)	7.08
Option to Ownership Program	(58,336)	7.57

Outstanding at December 31, 2000	41,479	8.02	41,479
Canceled or expired	—

Outstanding at December 30, 2001	41,479	$8.02	41,479

At December 30, 2001 the range of exercise prices for options issued under the Plan was $6.94 to $10.13. The weighted average remaining contractual life of the options was 1.8 years. The remaining option grants pertain to retired, former key employees of the company

Based on the fair value of all options at the grant date, the Company’s net (loss) earnings and (loss) earnings per common share from continuing operations would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)		December 30,	December 31,	December 26,
		2001	2000	1999

Net (loss) earnings from	As reported	$(5,120)	592	(3,956)
continuing operations	Pro forma	(5,136)	499	(4,016)
Basic and diluted net (loss) earnings per common share from continuing	As reported	(1.75)	.21	(1.37)
operations	Pro forma	$(1.76)	.17	(1.39)

ABLEST INC.
Notes to Financial Statements
(continued)

(8) Stock Option Plans (continued)

The fair value of the option grants has been estimated as of the date of the grant using the Black-Scholes option pricing model. The various factors used for options granted in the year ended December 30, 2001 and December 31, 2000 are provided below:

	December 31, 2001	December 30, 2000

Risk-free interest rate	5.12%	5.07%
Dividend yield	—	—
Expected life	10 Years	10 Years
Volitility	35.6%	21.9%

ABLEST INC.
Notes to Financial Statements
(continued)

(9) Income Taxes

     The components and allocation of the total provision for income tax (benefit) expense are as follows:

(In thousands)	December 30,	December 31,	December 26,
	2001	2000	1999

Current expense (benefit):
Federal	$—	105	(13)
State	—	18	66
Foreign	—	—	150

Total current	—	123	203

Deferred (benefit) expense:
Federal	(412)	386	(3,121)
State	(48)	132	(70)
Foreign	—	97	48

Total deferred	(460)	615	(3,143)

	$(460)	738	(2,940)

Continuing operations	$(460)	615	68
Discontinued operations	—	123	(3,008)

	$(460)	738	(2,940)

     The source of aggregate (loss) earnings before income taxes is as follows:

(In thousands)	December 30,	December 31,	December 26,
	2001	2000	1999

(Loss) earnings before income taxes:
Continuing operations:
Domestic	$(5,580)	1,207	(3,888)

Discontinued operations:
Domestic	—	138	(11,225)
Foreign	—	171	388

	—	309	(10,837)

	$(5,580)	1,516	(14,725)

ABLEST INC.
Notes to Financial Statements
(continued)

(9) Income Taxes (continued)

Actual income taxes from continuing operations differ from the “expected” taxes (computed by applying the U.S. Federal corporate tax rate of 34% to (loss) earnings before income taxes) as follows:

(In thousands)	December 30,	December 31,	December 26,
	2001	2000	1999

Computed expected tax (benefit) expense	$(1,897)	417	(1,322)
Adjustments resulting from:
State tax, net of Federal tax benefit	(48)	31	1
Goodwill amortization and impairment	335	12	1,287
Meals & entertainment	35	32	47
Change in estimate for tax benefit, other	—	123	55
Valuation allowance	1,115	—	—

	$(460)	615	68

Effective tax rate	(8.3%)	50.9%	(1.7%)

The tax effects of temporary differences that give rise to the aggregate deferred tax assets and liabilities are detailed on the following page:

ABLEST INC.
Notes to Financial Statements
(continued)

(9) Income Taxes (continued)

(In thousands)	December 30,	December 31,
	2001	2000

Deferred tax assets and liabilities:
Allowance for doubtful receivables	$101	125
Accrued insurance expense	374	967
Accrued loss on disposal	171	353
Accumulated depreciation of plant and equipment	670	(735)
Accumulated amortization of other assets	988	656
Foreign tax and other credit carryforwards	24	24
Operating loss carryforwards	4,375	2,657
Other	271	158

	6,974	4,205
Valuation allowances	(3,353)	(1,044)

Net deferred tax assets	$3,621	3,161

Net deferred tax assets are allocated between continuing and discontinued operations as follows:

(In thousands)	December 30,	December 31,
	2001	2000

Continuing operations:
Current deferred tax assets	$1,193	2,549
Long-term deferred tax assets	1,962	105

Net deferred tax assets	3,155	2,654

Discontinued operations:
Current deferred tax assets	466	507
Long-term deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	466	507

Net deferred tax assets	$3,621	3,161

ABLEST INC.
Notes to Financial Statements
(continued)

(9) Income Taxes (continued)

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

(10) Employee Benefit Plans

The Company had two qualified noncontributory defined benefit pension plans covering substantially all of its personnel in the United States, including one covering all non-bargaining unit employees of its discontinued operations. The benefits were based on years of service and the employee’s average compensation during employment. Pension costs were funded as required by applicable regulations. Plan assets were invested in a diversified portfolio, which included common stocks, bond and mortgage obligations, insurance contracts and money market funds.

On January 15, 1999, the Company announced its intention to terminate its qualified noncontributory defined benefit pension plans. Final distribution of plan assets were made on April 24, 2001 for the C. H. Heist Corp. Employee’s Pension Plan and on May 24, 2001 for the Ablest Service Corp. United States Employees Pension Plan. The net assets of the plans were allocated, as prescribed by ERISA and its related regulations.

The Company currently maintains a qualified defined contribution plan covering all employees in the United States. The Company matches the contributions of participating employees, with a maximum contribution limit, on the basis of the percentages specified in the plan. The matching contributions were approximately $276,000, $351,000 and $270,000 for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively. Of these amounts approximately $276,000, $305,000 and $150,000 were allocated to continuing operations.

(11) Industry Segments

Effective with the March 13, 2000 sale of its industrial maintenance operations, the Company’s sole business is in providing staffing services on a temporary and contract basis. Management of the Company views its operations as having two operating segments: commercial staffing services, consisting mostly of clerical and light industrial staffing services and information technology staffing services, consisting mostly of programmers and systems support personnel. Staffing services for both segments are provided throughout the eastern United States and select southwestern U.S. markets.

Corporate assets not allocated consist primarily of cash equivalents. There were no cash equivalents at December 30, 2001 and December 31, 2000. Operating segment data as of and for each of the years ended December 30, 2001, December 31, 2000 and December 26, 1999 are provided on the following page.

ABLEST INC.
Notes to Financial Statements
(continued)

(11) Industry Segments, (continued)

(In thousands)	December 30,	December 31,	December 26,
	2001	2000	1999

Commercial Staffing Services:
Net service revenues	$76,596	88,219	76,546
Cost of services	61,221	69,339	59,610

Gross profit	15,375	18,880	16,936
Selling, general & administrative:	10,773	11,389	9,247

Operating income	4,602	7,491	7,689

Amortization	—	—	—
Receivables	$9,247	12,594	11,285

Technology Staffing Services:
Net service revenues	$10,447	15,216	21,548
Cost of services	8,166	11,366	16,165

Gross profit	2,281	3,850	5,383
Selling, general & administrative:	1,838	2,474	3,514

Operating income	443	1,376	1,869

Amortization of intangible assets	323	366	724
Receivables	$958	2,316	2,434

Operating income on this segment statement differs from the operating income reported on the Statements of Operations because it does not include some corporate expenses. These corporate items include costs associated with providing executive, administrative, information technology and human resource services to field operations. These costs are not allocated to the operating segments.

(12) Lease Commitments

The Company occupies certain facilities under noncancellable operating lease arrangements. Expenses under such arrangements amounted to approximately $1,434,000, $1,247,000 and $1,234,000 for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively, of which approximately $1,434,000, $1,220,000 and $947,000, respectively relate to continuing operations.

In addition, the Company leases certain automotive and office equipment under noncancellable operating lease arrangements, which provide for minimum monthly rental payments. Expenses under such arrangements amounted to approximately $163,000, $446,000 and $814,000 for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively of which approximately $163,000, $273,000 and $238,000, respectively, relate to continuing operations.

ABLEST INC.
Notes to Financial Statements
(continued)

(12) Lease Commitments (continued)

Management expects that in the normal course of its continuing operations, new leases will replace leases that expire. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

A summary of future minimum operating lease payments for continuing operations at December 30, 2001 follows:

(In thousands)
	Real
Year	Property	Equipment

2002	$1,237	$138
2003	1,032	107
2004	726	15
2005	456	8
2006	110	—

(13) Contingencies

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation and a general umbrella policy. The Company is self-insured for general and workers’ compensation. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 30, 2001. Actual losses could differ from accrued amounts.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 28, 2001, following the completion of a screening process, the Company selected Arthur Andersen LLP as the Company’s independent accountants.

Prior to March 28, 2001, The Company had not consulted with Arthur Andersen LLP on items which involved the Company’s accounting principals or the type of audit opinion to be issued on the Company’s financial statements, but did discuss with Arthur Andersen LLP its engagement fees and standard engagement terms for serving as the Company’s auditors.

For the fiscal year ended December 30, 2001, there were no disagreements with its accountants on accounting and financial disclosure.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information in response to this item is hereby incorporated by reference to the information under the caption “Nominees for Directors” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s annual meeting of shareholders to be held on May 23, 2002, (the “Proxy Statement”) except, insofar, as information with respect to executive officers is presented in Part I hereof.

ITEM 11. Executive Compensation

The information in response to this item is hereby incorporated by reference to the information under the caption “Compensation of Executive Officers” presented in the Company’s Proxy Statement. Information appearing in the Proxy Statement under the headings “Report on Executive Compensation by the Compensation Committee and Board of Directors”, “Common Stock Performance” and “Report of Audit Committee” is not incorporated herein and should not be deemed to be included in this document for any purposes.

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

(1) Financial Statements

     See Index to Financial Statements at page 14.

(2) Exhibits

Exhibits identified below are filed herewith or incorporated herein by reference to the documents indicated in parentheses.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between C. H. Heist Crop. and Ablest Inc. dated February 4, 2000. (Exhibit to the Company’s Form 8-K report dated March 22, 2000)
2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (Exhibit to the Company’s Form 10-K report for the year ended December 31, 2000)
3.1	Certificate of Incorporation of the Company. (Exhibit to the Company’s Form 10-K report for the year ended December 31, 2000)
3.2	By-laws of the Registrant. (Exhibit to the Company’s Form 10-K report for the year ended December 31, 2000.)
10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (Exhibit to the Company’s Form 8-K report dated March 22, 2000)
10.2 *	Standard LIBOR Grid Note agreement dated July 22, 2001, between the Company and Manufacturers and Traders Trust Company.
10.3	Independent Directors Stock Option Plan adopted May 14, 2000. (Exhibit to the Company’s Form 10-K report for the year ended December 31, 2000.)
10.4	Option to Ownership Plan adopted October 9, 2000. (Exhibit to the Company’s Form 10-K report for the year ended December 31, 2000.)
10.5	Three year employment agreements with the Chairman of the Board, the CEO and the President of Ablest Inc. (Exhibit to the Company’s Form 10-K report for the year ended December 31, 2000.)
10.6*	Two year employment agreement with the Vice President and Chief Financial Officer dated January 21, 2002.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(2) Exhibits (continued)

Exhibit
Number	Description

20 *	Letter to Securities and Exchange Commission concerning representations made by Arthur Andersen LLP and required by Section II.A. of the Requirements for Arthur Andersen LLP Auditing Clients
21 *	Subsidiaries of the Registrant
23 *	Consent of Arthur Andersen LLP to incorporation of its report into Form S-8 No. 33-48497 and No. 333-48918.

*	Filed herewith

b) One report on Form 8-K was filed by the Company during 2001. On April 23, 2001 the Company filed a report on Form 8-K announcing a change in the registrant’s certifying accountants to Arthur Andersen LLP from KPMG, LLP effective with the fiscal year ended December 30, 2001.

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

Date: March 19, 2002

ABLEST INC.

	By:	/s/ Mark P. Kashmanian Mark P. Kashmanian Treasurer, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

ABLEST INC.

By:	/s/ Charles H. Heist Charles H. Heist Chairman of the Board and Acting Chief Financial Officer	By:	/s/ Donna R. Moore Donna R. Moore Director

By:	/s/ W. David Foster W. David Foster Director and Chief Executive Officer	By:	/s/ Richard W. Roberson Richard W. Roberson Director

By:	/s/ Ronald K. Leirvik Ronald K. Leirvik Director	By:	/s/ Charles E. Scharlau Charles E. Scharlau Director

March 19, 2002

EXHIBIT INDEX

Exhibit		Page or
Number	Description	Reference

2.1	Agreement and Plan of Merger by C. H. Heist Corp. and Ablest Inc. Dated and approved by the Board of Directors on February 4, 2000	1
2.2	Agreement and Plan of Merger by Ablest service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc. dated and approved by the Board of Directors on November 9, 2000	2
3.1	Certificate of Incorporation of the Registrant	2
3.2	By-laws of the Registrant adopted on March 13, 2000.	2
10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp., and Onyx Industrial Services, Inc. dated January 17, 2000	1
10.2	Standard LIBOR Grid Note agreement between Ablest Inc. and Manufacturers and Traders Trust Company Dated July 22, 2001	3
10.3	Independent Directors’ Stock Option Plan dated and approved by the Board of Directors on May 16, 2000	2
10.4	Option to Ownership Plan dated and approved by the Board of Directors August 23, 2000	2
10.5	Three year employment agreements for the Chairman of the Board, the CEO and the President dated September 1, 2000	2
10.6	Two year employment agreement for the Vice President and Chief Financial Officer dated January 21, 2002	3
20	Letter to Securities and Exchange Commission concerning representations made By Arthur Andersen LLP and required by Section II.A. of the Requirements for Arthur Andersen LLP Auditing Clients	3
21	Subsidiaries of Registrant	3
23.1	Consent of Arthur Andersen LLP to incorporation of reports into Forms S-8 No. 33-48497 and No. 333-48918	3

(1)	Filed as Exhibit to the Registrant’s Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to this report.