Form 10-Q
period 2002-03-31
ABLEST INC
filed 2002-05-10
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

[x]           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 31, 2002.

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

Yes [X]           No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date – April 22, 2002

Common stock, $.05 par value	2,895,095
(Class)	(Outstanding shares)

ABLEST INC. AND SUBSIDIARIES

	Index
Part I
	Financial Information
	Condensed Balance Sheets – March 31, 2002 - (Unaudited) and
	December 30, 2001	3

	Condensed Statements of Operations - (Unaudited) Thirteen week
	periods ended March 31, 2002 and April 1, 2001	4

	Condensed Statements of Cash Flows - (Unaudited) Thirteen week
	periods ended March 31, 2002 and April 1, 2001	5

	Notes to Condensed Financial Statements	6 – 8

	Management's Discussion and Analysis of the Results of Operations
	and Financial Condition	8-10

Part II
	Other Information	10

	Signatures	11

* * * * *

Part I-Financial Information

ABLEST INC.

Condensed Balance Sheets

(In thousands, except share data)

	March 31,	December 30,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$372	607
Receivables, net	10,166	10,232
Prepaid expenses and other	464	237
Deferred income taxes	1,662	1,737

Total current assets	12,664	12,813

Property, plant and equipment, net	1,220	1,385
Deferred income taxes	2,037	1,962
Intangible assets, net	1,335	1,335

	17,256	17,495

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$242	326
Accrued expenses	3,081	2,898
Line of credit borrowings	—	—

Total current liabilities	3,323	3,224

Long-term debt, excluding current installments	—	—
Other liabilities	8	8

Total liabilities	3,331	3,232

Stockholders’ equity (note 3):
Preferred Stock of $.05 par value. Authorized 500,000 shares, none issued	—	—
Common stock of $.05 par value. Authorized 7,500,000 shares; issued 3,293,405 shares for both 2002 and 2001	165	165
Additional paid-in capital	4,936	4,936
Retained earnings	10,721	11,048
Less notes receivable from stock sale	(22)	(22)
Less unearned restricted stock	(87)	(108)

	15,713	16,019
Less cost of common stock in treasury: 394,310 and 387,239 shares for 2002 and 2001, respectively	(1,788)	(1,756)

Total stockholders’ equity	13,925	14,263

	$17,256	17,495

See accompanying notes to condensed financial statements.

ABLEST INC.

Condensed Statements of Operations

(Unaudited)
(In thousands, except share and per share data)

	Thirteen	Thirteen
	week period	week period
	ended	Ended
	March 31,	April 1,
	2002	2001

Net service revenues	$19,227	21,846
Cost of services	15,617	17,312

Gross profit	3,610	4,534
Selling, general and administrative expenses	4,192	5,216
Amortization of intangible assets	—	91

Operating loss	(582)	(773)

Other income:
Interest income, net	50	10
Miscellaneous, net	205	5

Total other income, net	255	15

Loss before income taxes	(327)	(758)

Income tax benefit	—	(257)

Net loss	$(327)	(501)

Basic and diluted net loss per share:	$(.11)	(.17)

Basic and Diluted weighted average number of common shares outstanding	2,900,882	2,935,959

See accompanying notes to condensed financial statements.

ABLEST INC.

Condensed Statements of Cash Flows

(Unaudited, in thousands)

	Thirteen week	Thirteen week
	period ended	period ended
	March 31, 2002	April 1, 2001

Cash flows from operating activities:
Net loss from operations	$(327)	(501)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	181	254
Amortization of intangible assets	—	91
Stock compensation	21	27
Changes in assets and liabilities (see below)	(62)	1,041

Net cash (used) provided by operating activities	(187)	912

Cash flows from investing activities:
Additions to property, plant and equipment	(16)	(217)
Proceeds from disposal of property, plant and equipment	—	—

Net cash used by investing activities	(16)	(217)

Cash flows from financing activities:
Proceeds from bank line of credit borrowings	—	50
Repayment of bank line of credit borrowings	—	(50)
Purchase of treasury shares	(32)	(7)

Net cash (used) provided by financing activities	(32)	(7)

Net (decrease) increase in cash	(235)	688
Cash and cash equivalents at beginning of period	607	406

Cash and cash equivalents at end of period	$372	1,094

Changes in assets and liabilities providing (using) cash:
Receivables	$66	1,919
Prepaid expenses and other	(227)	(258)
Other assets	—	(65)
Accounts payable	(84)	(175)
Accrued expenses	183	(13)
Other liabilities	—	(367)

Total	$(62)	1,041

See accompanying notes to condensed financial statements

ABLEST INC.

Notes to Condensed Financial Statements
(Unaudited)

1.	In the opinion of Ablest Inc. (the Company) management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to fairly present the Company’s financial position as of March 31, 2002 and the results of its operations and cash flows for the thirteen week periods ended March 31, 2002 and April 1, 2001.

2.	The results of operations for the thirteen week period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year.

There has been no significant change in accounting policy of the Company during the periods presented except as noted herein. For a description of all policies, refer to Note 1 of the Notes to Financial Statements as included in the Company’s 2001 Annual Report.

3.	Stockholders’ Equity. The changes in stockholders’ equity for the thirteen week period ended March 31, 2002 are summarized as follows (in thousands, except shares):

		Additional				Unearned	Receivable	Total
	Common	Paid-in	Retained	Treasury Stock		Restricted	Stock	Stockholder's
	Stock	Capital	Earnings	Shares	Amount	Stock	sale	Equity

Balance at December 30, 2001	$165	$4,936	$11,048	387,239	$(1,756)	$(108)	$(22)	$14,263
Net loss	—	—	(327)	—	—	—	—	(327)
Stock compensation awards	—	—	—	—	—	21	—	21
Stock repurchase program	—	—	—	7,071	(32)	—	—	(32)

Balance at March 31, 2002	$165	$4,936	$10,721	394,310	$(1,788)	$(87)	$(22)	$13,925

4.	Stock Options. For the 13 week period ended March 31, 2002, no options to purchase shares of common stock of the Company were granted or exercised. At March 31, 2002 and December 30, 2001, the Company had exercisable options outstanding to independent directors and former employees to purchase 49,479 common shares at prices ranging from $5.06 to $10.13 per share.

The effect of unexercised stock options determined under the treasury method was anti-dilutive for all periods presented.

5.	Discontinued Operations. Reclassifications have been made to the Condensed Balance sheet as of December 30, 2001 to reallocate the net assets of discontinued operations to their respective balance sheet accounts. Effective with fiscal 2002 the Company will no longer report Discontinued Operations resulting from the March 2000 sale of its industrial maintenance business to Onyx as a separate line item. The balances reallocated were Current Deferred Income Tax Assets of $544,000 and Accrued Loss on Disposal of Discontinued Operation of $283,000, resulting in the Net Assets of Discontinued Operations of $261,000 reported at December 30, 2001.

6.	Industry Segments. The Company’s sole business is in providing staffing services on a temporary and contract basis. Management of the Company views its operations as having two operating segments: Commercial staffing services, consisting mostly of clerical and light industrial staffing services and information technology staffing services, consisting mostly of programmers, and systems documentation services. Staffing services for both segments are provided throughout the eastern United States and select southwestern U.S. markets.

Operating segment data as of and for the thirteen week periods ended March 31, 2002 and April 1, 2001, respectively, are provided on the following page.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

6.	Industry Segments (continued).

	Thirteen	Thirteen
(in thousands)	Week period	Week period
	Ended	Ended
	March 31,	April 1,
	2002	2001

Commercial Staffing Services:
Net service revenues	$17,054	18,616
Cost of services	13,916	14,757

Gross profit	3,138	3,859
Selling, general & administrative	2,520	3,305

Operating income	618	554
Amortization	—	—
Trade receivables	$9,170	10,580

Information Technology Staffing Services:
Net service revenues	$2,173	3,230
Cost of services	1,701	2,555

Gross profit	472	675
Selling, general & administrative	312	597

Operating income	160	78
Amortization	—	91
Trade receivables	$1,088	1,831

Operating income on these segment statements differ from the operating income reported on the Condensed Statements of Operations because it does not include some corporate expenses. These corporate items include costs associated with providing executive, administrative, information technology and human resource services to field operations. These costs are not allocated for segment purposes but have been fully charged to continuing operations in the Condensed Statements of Operations.

7.	New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”. SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition, requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 141 became effective for all business combinations initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At March 31, 2002, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. The non-amortization provision of SFAS No. 142 is expected to result in additional net income of approximately $51,000 or $.02 per basic common share in 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

7.	New Accounting Pronouncements (continued).

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 for its 2002 fiscal year started on December 31, 2001. The Company is considering the provisions of SFAS No. 144 and does not anticipate the financial impact of adoption of the new pronouncement to be material.

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

For the past two years, the Company has reported the March 2000 sale of its industrial maintenance operations and associated reserves as separate line items on its financial statements, referenced as discontinued operations. Effective with fiscal year 2002, the Company no longer will report discontinued operations as a separate line item but will include remaining reserves in the various line items that they pertain to. Applicable balances on the fiscal 2001 financial statements have been reclassified to provide for a comparative basis.

Results of Operations:

Revenues for the quarter and year to date period ended March 31, 2002 were $19.2 million compared to $21.8 million for the quarter and year ended April 1, 2001, a decline of $2.6 million or 12.0%. Revenue in the Company’s commercial staffing services segment declined by $1.5 million or 8.4% to $17.1 million from $18.6 million for the current period compared to one year earlier. This decline is primarily the result of the continued softness in the United States economy during the first part of 2002. Also impacting this decline was the closing of six commercial staffing offices during the prior year that contributed $545,000 in revenue during the first fiscal quarter of 2001.

Revenue in the Company’s information technology staffing services segment declined by $1.0 million or 32.7% to $2.2 million from $3.2 million, for the current period compared to one year earlier. This segment continues to be especially hard hit by the overall decline in the economy and in corporate spending for these services in particular. Also contributing to this decline in service revenue was the closing of one information technology staffing office in the prior year. That office contributed $255,000 in revenue during the first fiscal quarter of 2001.

Gross profit was $3.6 million for the first quarter of 2002 compared to $4.5 million in 2001, a decrease of $924,000 or 20.4%. Gross profit for the commercial staffing services segment declined by $721,000 or 18.7% to $3.1 million from $3.8 million over the same period, year to year. Gross margin for this segment declined by 2.3 percentage points to 18.4% from 20.7%, for the current period compared to the same period in 2001. Driving this decline was an increase in the percentage of revenue generated by the Company’s Point Source Accounts. In the first quarter of the current year, revenue generated by these accounts represented 26.9% of total commercial staffing services revenue compared

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Results of Operations (continued):

to 19.3% for the comparable period of the prior year. Gross margins for Point Source accounts are normally lower then standard gross margins as bidding for these high volume accounts is highly competitive. Gross profit for the Company’s information technology staffing services segment, declined by $203,000 or 30.1% to $472,000 from $675,000 in the current period compared to one year earlier. Gross margin for this segment improved by .8 percentage points to 21.7% from 20.9% for the like comparable period, year to year. The loss of a major customer in the fourth quarter of the prior fiscal year, who was serviced at a lower gross margin based on their volume, contributed to the increased gross margin during the current quarter.

Selling, general and administrative expenses (exclusive of amortization expense in the prior fiscal year) decreased by $1.0 million or 19.6% to $4.2 million from $5.2 million for the current year compared to one year earlier. This decline is primarily the result of cost reductions and staff eliminations that were undertaken in the second and fourth quarters of the prior fiscal year. Significant cost reductions were made in the Company’s information technology staffing segment, which realized a 47.7% decrease in selling, general and administrative expenses, resulting in a 105% improvement in operating income for this segment.

Other income, net increased by $240,000 to $255,000 compared to $15,000 in the same period last year. The increase results from an income tax refund of $201,000, plus associated interest of $32,000, for the Company’s amended 1998 Federal Income Tax return.

The Company recorded a valuation allowance of $327,000 to offset a deferred tax benefit of $327,000 related to the loss in the current quarter. Based upon the level of historical taxable income and projections for future taxable income, management has provided valuation allowances for those deferred tax assets that are not expected to be realized.

Liquidity and Capital Resources:

The following financial information is provided as of a balance sheet date of March 31, 2002.

The quick ratio was 3.2 to 1 and 3.7 to 1 at March 31, 2002 and December 30, 2001, respectively, and the current ratio was 3.8 to 1 for both respective periods. Net working capital decreased by $248,000 or 2.6% to $9.3 million for the current quarter and year to date period. Contributing to this decrease was a decline in cash of $235,000, receivables, net of $66,000, current deferred income taxes of $117,000 and an increase in accrued expenses of $141,000. These were offset by an increase in prepaid expenses of $227,000 and a decrease in accounts payable of $84,000. The decline in cash is the result of the loss incurred in the first quarter. The increase in prepaid expenses is the result of the renewal of the Company’s insurance program for the current year while the decrease in current deferred income tax is caused by the reclassification and true-up of the deferred tax assets associated with the prior discontinued operations. The changes in accounts receivable, accounts payable and accrued expenses are all normal timing fluctuations based on the Company’s current level of operations. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

Capital expenditures were $16,000 during the current quarter and were used for the purchase of computer hardware and software applications.

The Company maintains a Standard LIBOR Grid Note Agreement (“LIBOR Agreement”). The LIBOR Agreement allows for the borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or, at the Company’s option, using a formula which adds 250 basis points or 2.5% to the 30, 60 or 90 day London Interbank Offered Rate. The LIBOR Agreement is a one-year demand note that expires on July 21, 2002, and is renewable annually with the consent of both parties. The LIBOR Agreement does not contain working capital or other financial covenants. The Company believes that this line will be renewed or replaced prior to its expiration. Since, however, the Company must repay any borrowings under the LIBOR Agreement on demand, there is no guarantee that the Company will be able to maintain or obtain the desired funding if, for any reason, the financial institution does not wish to continue to extend credit to the Company. At the current time, given the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(continued)

Liquidity and Capital Resources (continued):

Company’s financial condition, the nature of its business which does not require attainment or maintenance of high levels of working capital, its historical relationship with the financial institution and the fact that working capital requirements tend to decline if revenues decline, the Company believes that it will be able to borrow required funds under the LIBOR Agreement. If, however, the financial institution were to demand repayment of the borrowings (or decline to provide funding) under the LIBOR Agreement for any reason, the Company would be in the position of having to secure from other sources funding to finance its working capital requirements. Such new sources could require commitment fees, financial covenants and other conditions, taking into consideration such factors as the health of the national economy, staffing industry performance and trends, and the Company’s financial condition, performance and prospects. In such event, there is no guarantee that the Company would be able to secure such funding on favorable terms.

It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements and capital expenditures for the remainder of fiscal 2002.

Part II-Other Information

Item 6 Exhibits and Reports on Form 8-K

(A)	Exhibits.

None.

(B)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ablest Inc.
(Registrant)

Date: May 1, 2002	/s/ Mark P. Kashmanian

Mark P. Kashmanian
Chief Accounting Officer