Form 10-Q
period 2002-06-30
ABLEST INC
filed 2002-08-14
CIK 46653

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


Commission file number: 0-7907


Ablest Inc.
-----------
(Exact name of registrant as specified in its charter)

        Delaware                                      65-0978462
        --------                                      ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

     1901 Ulmerton Road, Suite 300                      33762
       Clearwater, Florida                              -----
(Address of principal executive offices)             (Zip Code)

                                  727-299-1200
              (Registrant's telephone number, including area code)


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

                                Yes X No_________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - July 19, 2002

         Common stock, $.05 par value                         2,890,210
         ----------------------------                         ---------
                     (Class)                             (Outstanding shares)

'




                                   ABLEST INC.

                                      Index

Part I
     Financial Information
         Condensed Balance Sheets - June 30, 2002 - (Unaudited) and December 30, 2001            3

         Condensed Statements of Operations - (Unaudited) Thirteen week periods ended            4
           June 30, 2002 and July 1, 2001

         Condensed Statements of Cash Flows - (Unaudited) Thirteen week periods ended            5
           June 30, 2002 and July 1, 2001

         Notes to Condensed Financial Statements                                               6 - 9

         Management's Discussion and Analysis of the Results of Operations and
           Financial Condition                                                                9 - 11

Part II
         Other Information                                                                       12

         Signatures                                                                              13

         Exhibits                                                                             14 - 15





                                    * * * * *

                          Part I-Financial Information
                                   ABLEST INC.

                            Condensed Balance Sheets
                        (In thousands, except share data)


                                                                        June 30,             December 30,
                              Assets                                      2002                   2001
                              ------                                   --------------        --------------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                               $     355                   607
    Receivables, net                                                           13,727                10,232
    Prepaid expenses                                                              400                   237
    Deferred income taxes                                                       1,663                 1,737
                                                                            ---------               -------
                Total current assets                                           16,145                12,813

Property, plant and equipment, net                                              1,063                 1,385
Deferred income taxes                                                           2,037                 1,962
Goodwill                                                                        1,283                 1,283
Other assets                                                                       52                    52
                                                                            ---------               -------
                                                                            $  20,580                17,495
                                                                            =========               =======

               Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                        $     399                   326
    Accrued expenses                                                            4,402                 2,898
    Line of credit borrowings                                                   1,450                     -
                                                                            ---------               -------
                Total current liabilities                                       6,251                 3,224

Other liabilities                                                                   8                     8
                                                                            ---------               -------
                Total liabilities                                               6,259                 3,232
                                                                            ---------               -------
Stockholders' equity (note 3):
    Preferred Stock of $.05 par value. Authorized
       500,000 shares, none issued.                                                 -                     -
    Common stock of $.05 par value. Authorized
      7,500,000 shares; issued 3,293,395 shares for both
      2002 and 2001, outstanding 2,890,210 and 2,906,156
      shares for 2002 and 2001, respectively                                      165                   165
    Additional paid-in capital                                                  4,936                 4,936
    Retained earnings                                                          11,126                11,048
    Less notes receivable from stock sale                                         (22)                  (22)
    Less unearned restricted stock                                                (57)                 (108)
                                                                            ---------               -------
                                                                               16,148                 16,019
    Less cost of common stock in treasury: 403,185 and
      387,239 shares for 2002 and 2001, respectively                           (1,827)               (1,756)
                                                                            ---------               -------
                Total stockholders' equity                                     14,321                14,263
                                                                            ---------               -------
                                                                            $  20,580                17,495
                                                                            =========               =======

See accompanying notes to condensed financial statements.

                                   ABLEST INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                 (In thousands, except share and per share data)



                                                                   Thirteen            Thirteen         Twenty-six      Twenty-six
                                                                  week period         week period       week period     week period
                                                                     ended               ended             ended           ended
                                                                    June 30,            July 1,           June 30,        July 1,
                                                                     2002                2001              2002            2001
                                                                  -----------         -----------       -----------     -----------
Net service revenues                                               $   26,234              21,021            45,461          42,867
Cost of services                                                       21,411              16,641            37,027          33,953
                                                                   ----------         -----------        ----------      ----------
             Gross profit                                               4,823               4,380             8,434           8,914
Selling, general and administrative expenses                            4,404               4,839             8,597          10,055
Amortization of goodwill and intangible assets                              -                  92                 -             183
                                                                   ----------         -----------        ----------      ----------
             Operating income (loss)                                      419                (551)             (163)         (1,324)
                                                                   ----------         -----------        ----------      ----------
Other (expense) income:
    Interest (expense) income, net                                         (6)                 13                44              20
    Other                                                                  (8)                  -                (4)              8
                                                                   ----------         -----------        ----------      ----------
            Total other (expense) income, net                             (14)                 13                40              28
                                                                   ----------         -----------        ----------      ----------
            Income (loss) before income taxes                             405                (538)             (123)        ( 1,296)
Income tax benefit                                                          -                (203)             (201)           (460)
                                                                   ----------         -----------        ----------      ----------
             Net earnings (loss)                                   $      405                (335)               78           (836)
                                                                   ==========         ===========        ==========      ==========
Basic and diluted net earnings (loss) per share:                   $      .14                (.12)              .03           (.29)
                                                                   ==========         ===========        ==========      ==========
Basic weighted average number of common shares outstanding          2,873,007           2,885,350         2,896,944       2,882,246
                                                                   ==========         ===========        ==========      ==========
Diluted weighted average number of common shares outstanding        2,893,007           2,925,350         2,916,944       2,922,246
                                                                   ==========         ===========        ==========      ==========


See accompanying notes to condensed financial statements.

                                   ABLEST INC.

                       Condensed Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                               Twenty-six week         Twenty-six week
                                                                                period ended             period ended
                                                                                June 30, 2002            July 1, 2001
                                                                                --------------         --------------
Cash flows from operating activities:
    Net earnings (loss) from operations                                              $         78                    (836)
    Adjustments to reconcile net earnings (loss) to net cash (used)
          provided by operating activities:
        Depreciation                                                                          343                     488
        Amortization of intangible assets                                                       -                     183
        Loss on disposal of property, plant and equipment                                       6                      73
        Deferred income taxes                                                                  (1)                   (452)
        Stock compensation                                                                     51                      47
        Changes in assets and liabilities (see below)                                      (2,081)                    909
                                                                                     ------------            ------------
  Net cash (used) provided by operating activities                                         (1,604)                    412
                                                                                     ------------            ------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                                (27)                   (471)
                                                                                     ------------            ------------
  Net cash used by investing activities                                                       (27)                   (471)
                                                                                     ------------            ------------
Cash flows from financing activities:
    Proceeds from bank line of credit borrowings                                            1,650                      50
    Repayment of bank line of credit borrowings                                              (200)                    (50)
    Purchase of treasury shares                                                               (71)                    (80)
                                                                                     ------------            ------------
  Net cash provided (used) by financing activities                                          1,379                     (80)
                                                                                     ------------            ------------
Net decrease in cash                                                                         (252)                   (139)
Cash and cash equivalents at beginning of period                                              607                     406
                                                                                     ------------            ------------
Cash and cash equivalents at end of period                                           $        355                     267
                                                                                     ============            ============
Changes in assets and liabilities (using) providing cash:
    Receivables                                                                      $     (3,495)                  3,336
    Prepaid expenses                                                                         (163)                   (219)
    Accounts payable                                                                           73                     (69)
    Accrued expenses                                                                        1,504                  (1,809)
    Other liabilities                                                                           -                    (330)
                                                                                     ------------            ------------
        Total                                                                        $     (2,081)                    909
                                                                                     ============            ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                           $          4                      11
                                                                                     ============            ============

See accompanying notes to condensed financial statements

                                   ABLEST INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



1. In the opinion of Ablest Inc. (the Company) management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to fairly present the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the twenty-six week periods ended June 30, 2002 and July 1, 2001.

2. The results of operations for the thirteen week period and twenty-six week period ended June 30, 2002 is not necessarily indicative of the results to be expected for the full year.

     The condensed financial statements, including the condensed balance sheet as of December 30, 2001 (which has been derived from audited financial statements at that date) are presented in accordance with the requirements of form 10Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in an annual report on form 10K. These interim condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and footnotes included in form 10K.

     During the second quarter, a misclassification in the company's first quarter statement of operations was identified. The misclassification relates to a tax benefit of approximately $201,000, which was reflected as other income in the first quarter. The tax benefit resulted from the resolution of an IRS audit of the Company's fiscal 1998 tax return. As such amount relates to an income tax benefit it should have been classified on the tax provision line item of the statement of operations. This amount has now been reclassified to the tax provision line item in the statement of operations for the twenty-six week period ended June 30, 2002. This reclassification of first quarter had the impact of increasing the Company's first quarter loss before income taxes from $327,000 to a loss of $528,000. The income tax expense (benefit) line item changed from zero, to a benefit of $201,000, and there was no impact on net income, as the Company did not reflect a tax benefit on the loss reported in first quarter.

     There has been no significant change in accounting policy of the Company during the periods presented except as noted herein under note 6 to these Notes to Condensed Financial Statements. For a description of all policies, refer to Note 1 of the Notes to Financial Statements as included in the Company's 2001 Annual Report.

     Certain reclassifications have been made to prior year balances, to conform to current period classifications.

3. Stockholders' Equity. The changes in stockholders' equity for the twenty-six week period ended June 30, 2002 are summarized as follows (in thousands, except shares):


                                                  Additional                                Unearned   Receivable   Total
                                       Common     Paid-in     Retained  Treasury  Stock     Restricted   Stock   Stockholder's
                                       Stock      Capital     Earnings  Shares    Amount      Stock      sale       Equity
                                       -----      -------     --------  ------    ------      -----      ----       ------
Balance at December 30, 2001        $  165        $   4,936   $ 11,048  387,239   $ (1,756) $ (108)    $ (22)    $  14,263
Net income                             -               -            78     -          -         -         -             78
Stock compensation awards              -               -          -        -          -         51        -             51
Stock repurchase program               -               -          -      15,946        (71)     -         -            (71)
Balance at June 30, 2002            ------        ---------   --------  -------   --------  ------      -----     ---------
                                    $  165        $   4,936   $ 11,126  403,185   $ (1,827)  $ (57)    $ (22)    $  14,321
                                    ======        =========   ========  =======   ========  ======      =====     =========


4. Stock Options. For the 26 week period ended June 30, 2002, options to purchase 6,000 shares of common stock of the Company were granted upon the re-election of the independent directors to the Company's board of directors as per the terms of the Company's Independent Directors' Stock Option Plan. The options were granted and are exercisable at the closing market rate on May 23, 2002, the date of the Company's annual meeting of shareholders'. Options become 100% vested one year from the date of grant. At June 30, 2002 the Company had exercisable options outstanding to independent directors and former employees to purchase 54,008 common shares at prices ranging from $4.60 to $7.31 per share. The effect of unexercised stock options determined under the treasury method was anti-dilutive for all periods presented.

                                   ABLEST INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


5. Industry Segments. The Company's sole business is in providing staffing services on a temporary and contract basis. Management of the Company views its operations as having two operating segments: Commercial staffing services, consisting mostly of clerical and light industrial staffing services and information technology staffing services, consisting mostly of programmers and systems documentation services. Staffing services for both segments are provided throughout the eastern United States and select southwestern U.S. markets.

     Operating segment data as of and for the thirteen week periods and the twenty-six week periods ended June 30, 2002 and July 1, 2001, respectively, are provided below.

                                                                    Thirteen          Thirteen        Twenty-six      Twenty-six
                               (in thousands)                     Week period        Week period     Week period     Week period
                                                                     Ended              Ended           Ended           Ended
                                                                    June 30,           July 1,         June 30,        July 1,
                                                                      2002              2001             2002            2001
                                                                  -----------        -----------     -----------     -----------
                 Commercial Staffing Services:
                   Net service revenues                               $   24,041            18,325          41,095          36,941
                   Cost of services                                       19,701            14,549          33,616          29,306
                                                                -----------------  ---------------- --------------- ---------------
                     Gross profit                                          4,340             3,776           7,479           7,635
                   Selling, general & administrative                       2,796             3,001           5,316           6,305
                                                                -----------------  ---------------- --------------- ---------------
                      Operating income                                     1,544               775           2,163           1,330
                    Trade receivables                                 $   12,869             9,756

                 Information Technology Staffing Services:
                   Net service revenues                               $    2,193             2,696           4,366           5,926
                   Cost of services                                        1,710             2,092           3,411           4,647
                                                                -----------------  ---------------- --------------- ---------------
                     Gross profit                                            483               604             955           1,279
                   Selling, general & administrative                         333               559             645           1,158
                                                                -----------------  ---------------- --------------- ---------------
                      Operating income                                       150                45             310             121
                   Amortization                                                -                92               -             183
                    Trade receivables                                 $    1,032             1,511

                 Unallocated corporate expenses                       $    1,275             1,279           2,436           2,592

     Operating income on these segment statements differ from the operating income reported on the Condensed Statements of Operations because it does not include some corporate expenses. These corporate expenses include costs associated with providing executive, administrative, information technology and human resource services to field operations. These costs are not allocated for segment purposes but have been fully charged to continuing operations in the Condensed Statements of Operations.

6. New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (SFAS) issued Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At June 30, 2002, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company completed its first phase impairment analysis during the first fiscal quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

                                   ABLEST INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

6.   New Accounting Pronouncement (continued).

     The following is a reconciliation of reported net income to adjusted net income after adding back discontinued amortization:

                                                                  Thirteen           Thirteen         Twenty-six      Twenty-six
                 (in thousands, except per share data)           Week period        Week period       Week period     Week period
                                                                    Ended              Ended             Ended           Ended
                                                                  June 30,            July 1,          June 30,         July 1,
                                                                    2002               2001              2002            2001
                                                                 -----------        -----------       -----------     -----------
             Reported net income (loss)                              $     405               (335)               78           (836)
             Add back Goodwill amortization (net of tax)                     -                 31                 -             62
                                                               ----------------   ----------------  ---------------- --------------
             Adjusted net income (loss)                              $     405               (304)               78           (774)
                                                               ================   ================  ================ ==============
             Reported basic and diluted
                earnings (loss) per share                            $     .14               (.12)              .03           (.29)
             Add back Goodwill amortization (net of tax)                     -                .01                 -            .02
                                                               ----------------   ----------------  ---------------- --------------
              Adjusted basic and diluted
                 earnings (loss) per share                           $     .14               (.11)              .03           (.27)
                                                               ================   ================  ================ ==============


     In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 143, (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with initial application required as of the beginning of an entity's fiscal year. The Company does not anticipate the financial impact of adoption of the new pronouncement to be material.

     In October 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 for its 2002 fiscal year started on December 31, 2001. Adoption of SFAS No. 144 did not have a material financial impact upon the Company.

     In May 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 145, (SFAS No. 145), "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13 and technical corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 44, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 64, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS No. 145 is for financial statements issued after May 15, 2002 and did not have a material financial impact upon the Company.

     In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 146, (SFAS No. 146), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring

                                   ABLEST INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

     6.   New Accounting Pronouncement (continued).

     activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes:

     (1) costs related to terminating a contract that is not a capital lease and
     (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. The Company does not anticipate the financial impact of adoption of the new pronouncement to be material.



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Statements made in this discussion, other than those concerning historical information, should be considered forward-looking and subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Risks and uncertainties include, but are not limited to, hiring and maintaining qualified employees, legislative and judicial reforms which could increase the cost of our services to our customers and make the use of staffing service providers less beneficial, the proper functioning of our management information systems and the continuing economic recession.

     On January 1, 2001, the Company's subsidiaries Ablest Service Corp. (a Delaware corporation), Milestone Technologies, Inc. (an Arizona corporation) and PLP Corp. (an Alabama corporation) were formally merged into Ablest Inc. (a Delaware corporation), to form a single operating company under the Ablest Inc. name. The outstanding shares of the merging corporations were cancelled and no shares of Ablest Inc. were issued in exchange. The outstanding shares of Ablest Inc. remain outstanding and were not affected by the merger.

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

     Results of Operations:

     Service revenues for the second quarter of 2002 increased to $26.2 million from $21.0 million in 2001. Year to date service revenues were $45.5 million in 2002 compared to $42.9 million in 2001. Revenues in the commercial staffing services segment improved to $24.0 million from $18.3 million for the current quarter and to $41.1 million from $37.0 million for the year to date period. The change in commercial staffing revenues was mainly due to concentrated marketing efforts that resulted in increased business from large industrial customers.

     Service revenues in the Company's information technology staffing services segment declined to $2.2 million from $2.7 million for the current quarter and to $4.4 million from $6.0 million for the year to date period. The information technology staffing services segment continues to feel the effect of the slow down in the United States economy and an overall decline in the information technology industry. Also contributing to this decline was the loss of a high volume, low gross margin customer in the fourth quarter of the prior year.

     Gross profit for the second quarter of 2002 increased to $4.8 million from $4.4 million in 2001. Year to date gross profit declined to $8.4 million from $8.9 million in 2001. Gross margin for the current quarter declined to 18.4% from 20.8% in 2001 and to 18.6% from 20.8% for the year to date period. Gross profit in the commercial staffing services segment increased to $4.3 million from $3.8 million during the current quarter and decreased to $7.5 million from $7.6 million during the year to date period. Gross margin for commercial staffing declined to 18.1% from 20.6% and to 18.2% from 20.7% for the respective quarter and year to date periods. The decline in gross margin is the result of increased competition forcing downward pressure on pricing to secure business with the large industrial customers noted earlier. Also contributing to this lower gross margin was a decline in placement fees being generated by this segment.

     Gross profit in the Company's information technology staffing services segment decreased to $0.5 million from $0.6 million during the current quarter and to $1.0 million from $1.3 million year to date, compared to the same periods one year earlier. Gross margin declined to 22.0% from 22.4% and increased to 21.9% from 21.6% for the respective quarter and year to date periods. The decline in gross profit is attributed to reduced service revenues while the change in gross margin is being driven by the loss of the major customer noted previously who was serviced at lower margins. These increases were partially offset by increases in workers compensation and health insurance expenses associated with full time consultants.

     Selling, general and administrative expenses, exclusive of amortization expense, declined to $4.4 million from $4.8 million for the current quarter and to $8.6 million from $10.0 million year to date, compared to one year earlier. Contributing to this decrease was the closing of seven field offices in the prior fiscal year and cost reductions in the Company's information technology staffing services offices. Additionally, amortization expense decreased by $92,000 and $183,000 for the current quarter and year to date period, respectively, due to the Company's adoption of SFAS 142 at the beginning of the current year. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment while the second phase (if necessary) measures the impairment and is to be completed by the end of the Company's current fiscal year. The Company completed its first phase testing during the first quarter and found no instances of impairment of its recorded goodwill; accordingly, the second phase testing, absent future indicators of impairment, is not necessary during 2002.

     Other income expense, net, decreased to a net other expense of $14,000 from a net other income of $13,000 for the current quarter compared to the same quarter one year ago. Net other income increased to $39,000 from $28,000 for the year to date period. The decrease in the current quarter is the result of interest expense on the Company's line of credit borrowings used to finance working capital requirements resulting from the growth in revenues. The year to date increase resulted from the interest income of $32,000 received in conjunction with a federal income tax refund for the Company's amended 1998 Federal Income Tax return.

     No tax benefit was recorded against the year to date loss based upon the deferred tax assets that are expected to be realized from projected future taxable income. The year to date benefit of $201,000 represents the refund received with respect to the 1998 amended federal income tax noted above.

     During the second quarter, a misclassification in the Company's first quarter statement of operations was identified. The misclassification relates to a tax benefit of approximately $201,000, which was reflected as other income in the first quarter. The tax benefit resulted from the resolution of an IRS audit of the Company's fiscal 1998 tax return. As such amount relates to an income tax benefit it should have been classified on the tax provision line item of the statement of operations. This amount has now been reclassified to the tax provision line item in the statement of operations for the twenty-six week period ended June 30, 2002. This reclassification of first quarter had the impact of increasing the Company's first quarter loss before income taxes from $327,000 to a loss of $528,000. The income tax expense (benefit) line item changed from zero, to a benefit of $201,000, and there was no impact on net income, as the Company did not reflect a tax benefit on the loss reported in first quarter.

     Liquidity and Capital resources:

     The following financial information is provided as of a balance sheet date of June 30, 2002.

     The quick ratio was 2.3 to 1 and 3.4 to 1 at June 30, 2002 and December 30, 2001, respectively. The current ratio was 2.6 to 1 compared to 4.0 to 1, for the same respective periods. Net working capital increased by $305,000 during the current year. Contributing to the increase was an increase in accounts receivable of $3.5 million and prepaid expenses of $163,000.
     These increases in working capital were partially offset by increases in accrued expenses of $1.5 million and short-term line of credit borrowings of $1.5 million, plus a decrease in cash of $252,000. The increases in accounts receivable, accrued expenses and short-term line of credit borrowings are the result of the increased revenue being generated in the
     current period. The increase in prepaid     expenses is the result of the
     renewal of the Company's insurance program at the beginning of the fiscal year. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

     Capital expenditures of $11,000 during the current quarter were used mainly for the purchase of computer hardware and software.

     Open credit commitments at June 30, 2002 were $3.5 million. The Company maintains a Standard LIBOR Grid Note Agreement ("LIBOR Agreement"). The LIBOR Agreement allows borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank's then prime lending rate or, at the Company's option, using a formula which adds 250 basis points or 2.5% to the 30, 60 or 90 day London Interbank Offered Rate. The LIBOR Agreement is a one-year demand note that has been renewed and extended until July 22, 2003 and is renewable annually thereafter with the consent of both parties. The LIBOR Agreement does not contain working capital or other financial covenants. However, since the Company must repay any borrowings under the LIBOR Agreement on demand, there is no guarantee that the Company will be able to maintain or obtain the desired funding if, for any reason, the financial institution does not wish to continue to extend credit to the Company. At the current time, given the Company's financial condition, the nature of its business which does not require attainment or maintenance of high levels of working capital and its historical relationship with the financial institution, the Company believes that it will be able to borrow required funds under the LIBOR Agreement. If, however, the financial institution were to demand repayment of the borrowings (or decline to provide funding) under the LIBOR Agreement for any reason, the Company would be in the position of having to secure, from other sources, funding to finance its working capital requirements. Such new sources could require commitment fees, financial covenants and other conditions, taking into consideration such factors as the health of the national economy, staffing industry performance and trends, and the Company's financial condition, performance and prospects. In such event, there is no guarantee that the Company would be able to secure such funding on favorable terms.

     It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements and capital expenditures for the remainder of fiscal 2002.

     Quantitative and Qualitative Disclosure About Market Risk

     The Company, in the normal course of business, has exposure to interest rate risk from its line of credit agreement. The Company does not believe that its exposure to fluctuations in interest rates is material. A 10% change in the interest rate utilized on its line of credit borrowings would have produced less than $1,000 in additional interest expense for the year to date period ending June 30,2002.

     Due to the immateriality of the above noted market risk, the Company has decided not to utilize any form of financial instrument as a hedge against this risk.

                            PART II-OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders.

         (A) The Company's 2002 Annual Meeting of Shareholders was held on May 23, 2002, to elect six directors of the Company and to vote on the adoption of the Ablest Inc. Restricted Stock Plan.

         (B) The following directors, comprising the entire Board of Directors of the company, were re-elected to the board for a term of one year expiring at the date of the Company's 2003 Annual Meeting of Shareholders, Messrs. Charles H. Heist, W. David Foster, Charles E. Scharlau, Ronald K. Leirvik, Richard
                  W. Roberson and Ms. Donna R. Moore.

         (C) Shareholders approved adoption of the Company's Restricted Stock Plan with a vote of 2,049,405 for adoption, 161,983 against adoption, 3,350 abstaining with 470,827 broker non-votes.

     Item 6. Exhibits and Reports on Form 8-K

         (A)         Exhibits.

                  Exhibit 99.1: Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2: Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (B)         Reports on Form 8-K:

                  On June 10, 2002, the Company filed a report on Form 8-K regarding a Change in Registrant's Certifying Accountants to PricewaterhouseCoopers LLP from Arthur Andersen LLP effective for the fiscal year ending December 29, 2002.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Ablest Inc.

                                                        (Registrant)



     Date: August 12, 2002                              /s/ Mark P. Kashmanian
                                                        -----------------------

                                                        Mark P. Kashmanian
                                                        Chief Accounting Officer