Form 10-Q
period 2002-09-29
ABLEST INC
filed 2002-10-30
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

[x]      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 29, 2002.

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

Yes [X]      No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date – October 22, 2002

Common stock, $.05 par value	2,878,200

(Class)	(Outstanding shares)

Part I-Financial Information
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
Notes to Condensed Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Part II-Other Information
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
CEO Certification
CFO Certification

ABLEST INC.

Index

Part I
Financial Information
Condensed Balance Sheets – September 29, 2002 - (Unaudited) and December 30, 2001	3
Condensed Statements of Operations — (Unaudited) Thirteen and thirty-nine week periods ended September 29, 2002 and September 30, 2001	4
Condensed Statements of Cash Flows — (Unaudited) Thirty-nine week periods ended September 29, 2002 and September 30, 2001	5
Notes to Condensed Financial Statements	6 - 8
Management’s Discussion and Analysis of the Results of Operations and Financial Condition	8 - 11
Part II
Other Information	11
Signatures	12
Certifications	13 - 14
Exhibits	15 - 16

Part I-Financial Information
ABLEST INC.

Condensed Balance Sheets
(In thousands, except share data)

	September 29,	December 30,
Assets	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$1,072	607
Receivables, net	13,048	10,232
Prepaid expenses	350	237
Deferred income taxes	1,663	1,737

Total current assets	16,133	12,813
Property, plant and equipment, net	901	1,385
Deferred income taxes	2,037	1,962
Goodwill	1,283	1,283
Other assets	39	52

	$20,393	17,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$656	326
Accrued expenses	4,915	2,898
Line of credit borrowings	—	—

Total current liabilities	5,571	3,224
Other liabilities	8	8

Total liabilities	5,579	3,232

Stockholders’ equity (note 3):
Preferred stock of $.05 par value. Authorized 500,000 shares, none issued	—	—
Common stock of $.05 par value. Authorized
7,500,000 shares; issued 3,293,395 shares for both 2002 and 2001, outstanding 2,878,200 and 2,906,156
shares for 2002 and 2001, respectively	165	165
Additional paid-in capital	4,936	4,936
Retained earnings	11,652	11,048
Less notes receivable from stock sale	(22)	(22)
Less unearned restricted stock	(37)	(108)

	16,694	16,019
Less cost of common stock in treasury: 415,195 and 387,239 shares for 2002 and 2001, respectively	(1,880)	(1,756)

Total stockholders’ equity	14,814	14,263

	$20,393	17,495

See accompanying notes to condensed financial statements.

ABLEST INC.

Condensed Statements of Operations
(Unaudited)

(In thousands, except share and per share data)

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
	week period	week period	week period	week period
	ended	ended	ended	ended
	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net service revenues	$29,287	22,814	74,748	65,681
Cost of services	24,006	18,145	61,034	52,098

Gross profit	5,281	4,669	13,714	13,583
Selling, general and administrative expenses	4,479	4,726	13,075	14,781
Amortization of goodwill and intangible assets	—	55	—	238

Operating income (loss)	802	(112)	639	(1,436)

Other income (expense):
Interest (expense) income, net	(20)	1	24	21
Other	24	(55)	20	(47)

Total other income (expense), net	4	(54)	44	(26)

Income (loss) before income taxes	806	(166)	683	(1,462)
Income tax expense (benefit)	280	—	79	(460)

Net earnings (loss)	$526	(166)	604	(1,002)

Basic and diluted net earnings (loss) per share:	$.18	(.06)	.21	(.34)

Basic weighted average number of common shares outstanding	2,864,422	2,878,145	2,872,847	2,886,485

Diluted weighted average number of common shares outstanding	2,884,422	2,918,145	2,892,847	2,926,485

See accompanying notes to condensed financial statements.

ABLEST INC.

Condensed Statements of Cash Flows
(Unaudited, in thousands)

	Thirty-nine week	Thirty-nine week
	period ended	period ended
	September 29, 2002	September 30, 2001

Cash flows from operating activities:
Net earnings (loss) from operations	$604	(1,002)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	495	707
Amortization of intangible assets	—	238
Loss on disposal of property, plant and equipment	42	198
Deferred income taxes	(1)	(498)
Stock compensation	71	77
Changes in assets and liabilities (see below)	(569)	951

Net cash provided by operating activities	642	671

Cash flows from investing activities:
Additions to property, plant and equipment	(53)	(616)

Net cash used by investing activities	(53)	(616)

Cash flows from financing activities:
Proceeds from bank line of credit borrowings	5,950	1,050
Repayment of bank line of credit borrowings	(5,950)	(800)
Purchase of treasury shares	(124)	(123)

Net cash (used) provided by financing activities	(124)	127

Net increase in cash	465	182
Cash and cash equivalents at beginning of period	607	406

Cash and cash equivalents at end of period	$1,072	588

Changes in assets and liabilities (using) providing cash:
Receivables	$(2,816)	2,605
Prepaid expenses	(113)	(32)
Accounts payable	330	(156)
Accrued expenses	2,017	(1,187)
Other Assets/Liabilities, net	13	(279)

Total	$(569)	951

Supplemental disclosure of cash flow information:
Cash paid for interest	$23	11

See accompanying notes to condensed financial statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

1.	In the opinion of Ablest Inc. (the Company) management, the accompanying condensed financial statements contain all normal recurring adjustments necessary to fairly present the Company’s financial position as of September 29, 2002 and the results of its operations and cash flows for the thirty-nine week periods ended September 29, 2002 and September 30, 2001.

2.	The results of operations for the thirteen week period and thirty-nine week period ended September 29, 2002 is not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to prior year balances, to conform to current period classifications.

3.	Stockholders’ Equity. The changes in stockholders’ equity for the thirty-nine week period ended September 29, 2002 are summarized as follows (in thousands, except shares):

		Additional				Unearned	Receivable	Total
	Common	Paid-in	Retained	Treasure Stock		Restricted	Stock	Stockholder's
	Stock	Capital	Earnings	Shares	Amount	Stock	sale	Equity

Balance at December 30, 2001	$165	$4,936	$11,048	387,239	$(1,756)	$(108)	$(22)	$14,263
Net income	—	—	604	—	—	—	—	604
Stock compensation awards	—	—	—	—	—	71	—	71
Stock repurchase program	—	—	—	27,956	(124)	—	—	(124)

Balance at September 29, 2002	$165	$4,936	$11,652	415,195	$(1,880)	$(37)	$(22)	$14,814

4.	Stock Options. There were no stock options issued during the current fiscal quarter. For the Company’s second fiscal quarter ended June 30, 2002, options to purchase 6,000 shares of common stock of the Company were granted upon the re-election of the independent directors to the Company’s board of directors as per the terms of the Company’s Independent Directors’ Stock Option Plan. The options were granted and are exercisable at the closing market rate on May 23, 2002, the date of the Company’s annual meeting of shareholders’. Options become 100% vested one year from the date of grant. At September 29, 2002 the Company had exercisable options outstanding to independent directors and former employees to purchase 54,408 common shares at prices ranging from $4.60 to $7.71 per share. The effect of unexercised stock options determined under the treasury method was anti-dilutive for all periods presented.

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

Operating segment data as of and for the thirteen week periods and the thirty-nine week periods ended September 29, 2002 and September 30, 2001, respectively, are provided below.

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
(in thousands)	week period	week period	week period	week period
	ended	ended	ended	ended
	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Commercial Staffing Services:
Net service revenues	$27,806	20,588	68,901	57,529
Cost of services	22,871	16,409	56,488	45,715

Gross profit	4,935	4,179	12,413	11,814
Selling, general & administrative	2,979	3,021	8,294	9,326

Operating income	1,956	1,158	4,119	2,488
Trade receivables	$12,633	10,941	—	—
Information Technology Staffing
Services:
Net service revenues	$1,481	2,226	5,847	8,152
Cost of services	1,135	1,736	4,546	6,383

Gross profit	346	490	1,301	1,769
Selling, general & administrative	233	444	878	1,602

Operating income	113	46	423	167
Amortization	—	55	—	238
Trade receivables	$519	1,224	—	—
Unallocated corporate expenses	$1,267	1,261	3,903	3,853

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

6.	New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (SFAS) issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At September 29, 2002, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company completed its first phase impairment analysis during the first fiscal quarter of 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

6.	New Accounting Pronouncement (continued).

The following is a reconciliation of reported net income to adjusted net income after adding back discontinued amortization:

	Thirteen	Thirteen	Thirty-nine	Thirty-nine
(in thousands, except per share data)	week period	week period	week period	week period
	ended	ended	ended	ended
	September 29,	September 30,	September 29,	September 30
	2002	2001	2002	2001

Reported net income (loss)	$526	(166)	604	(1,002)
Add back Goodwill amortization (net of tax)	—	31	—	93

Adjusted net income (loss)	$526	(135)	604	(909)

Reported basic and diluted earnings (loss) per share	$.18	(.06)	.21	(.34)
Add back Goodwill amortization (net of tax)	—	.01	—	.03

Adjusted basic and diluted earnings (loss) per share	$.18	(.05)	.21	(.31)

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

For the past two years, the Company has reported the March 2000 sale of its industrial maintenance operations and associated reserves as separate line items on its financial statements, referenced as discontinued operations. Effective with fiscal year 2002, the Company no longer reports discontinued operations as a separate line item but includes the remaining reserves in the various line items that they pertain to. Applicable balances on the fiscal 2001 financial statements have been reclassified to provide for a comparative basis.

Results of Operations:

Service revenues for the third quarter of fiscal 2002 increased to $29.3 million from $22.8 million in 2001. Year to date service revenues were $74.7 million compared to $65.7 million in the prior year. Revenues in the commercial staffing services segment improved to $27.8 million from $20.6 million for the current quarter and to $68.9 million from $57.5 million for the year to date period. The change in commercial staffing revenues was mainly attributable to increased business from the Company’s industrial customers. However, improvement in clerical business also

Results of Operations (continued):

contributed to the positive results in the current quarter. The growth has been broad based and realized throughout most of the Company’s geographic locations.

Service revenues in the Company’s information technology staffing services segment declined to $1.5 million from $2.2 million for the current quarter and to $5.8 million from $8.2 million for the year to date period. The information technology staffing services segment continues to feel the effect of the slow down in the United States economy and an overall decline in the information technology industry. Also contributing to this decline was the loss of a high volume, low gross margin customer in the fourth quarter of the prior year.

Gross profit for the second quarter of 2002 increased to $5.3 million from $4.7 million in 2001. Year to date gross profit increased to $13.7 million from $13.6 million in 2001. Gross margin for the current quarter declined to 18.0% from 20.4% in 2001 and to 18.3% from 20.7% for the comparative year to date periods. Gross profit in the commercial staffing services segment increased to $4.9 million from $4.1 million during the current quarter and to $12.4 million from $11.7 million for the year to date period. Gross margin for commercial staffing declined to 17.7% from 19.9% and to 18.0% from 20.4% for the respective quarter and year to date periods. The decline in gross margin is the result of increased competition forcing downward pressure on pricing to secure business with the industrial customers noted earlier.

Gross profit in the Company’s information technology staffing services segment decreased to $346,000 from $490,000 during the current quarter and to $1.3 million from $1.8 million year to date, compared to the same periods one year earlier. Gross margin increased to 23.4% from 22.0% and to 22.3% from 21.7% for the respective quarter and year to date periods. The decline in gross profit is attributed to reduced service revenues while the change in gross margin is being driven by the loss of the major customer noted previously, who was serviced at lower margins.

Selling, general and administrative expenses, exclusive of amortization expense, declined to $4.5 million from $4.7 million for the current quarter and to $13.1 million from $14.8 million for the year to date period, compared to one year earlier. Contributing to this decrease was the closing of seven field offices in the prior fiscal year and cost reductions in the Company’s information technology staffing services offices. Additionally, amortization expense decreased by $55,000 and $238,000 for the current quarter and year to date period, respectively, due to the Company’s adoption of SFAS 142 at the beginning of the current year. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, which screens for impairment, is required to be completed by June 30, 2002; the second phase, if necessary, measures the impairment and is to be completed by the end of the Company’s current fiscal year. The Company completed its first phase testing during the first quarter and found no instances of impairment of its recorded goodwill; accordingly, the second phase testing, absent future indicators of impairment, is not necessary during 2002.

Other income, net equaled $4,000 for the current quarter compared to a net expense of $54,000 for the same period, one year earlier. For the current quarter interest expense, net equaled $20,000 and was offset by a refund of $24,000 from the Pension Benefit Guarantee Corp. (“PBGC”) relating to the termination of the Company’s Defined Benefit Pension Plans in 2001. Other income, net for the year to date period equaled $44,000 and is comprised of interest income of $53,000, which consists of interest on a refund from the Internal Revenue Service for 1998 that was received in the first quarter plus interest from the overnight investment of surplus funds, interest expense of $30,000 relating to our line of credit borrowings and the PBGC refund noted earlier.

The effective tax rate is 34.7% for the current quarter and 41.0% for the year to date period. During the current fiscal quarter, the Company revised its estimated taxable income for the year, which changed its effective tax rate. The revised effective tax rate was then used for the year to date earnings and the change reflected in the current quarter. The year to date tax expense reported includes a refund of $201,000 for the Company’s 1998 amended federal income tax return that was received in the first quarter and is not included in determining the respective effective tax rate.

Liquidity and Capital Resources:

The following financial information is provided as of a balance sheet date of September 29, 2002.

The quick ratio was 2.6 to 1 and 3.4 to 1 at September 29, 2002 and December 30, 2001, respectively. The current ratio was 2.9 to 1 compared to 4.0 to 1, for the same respective periods. Net working capital increased by $1.0 million during the current year. Contributing to the increase was an increase in cash of $500,000, accounts receivable of $2.8 million and prepaid expenses of $100,000. These increases in working capital were partially offset by increases in accrued expenses of $2.0 million and an increase in accounts payable of $300,000. The increases in cash, accounts receivable, accrued expenses and accounts payable are the result of the increased revenue being generated in the current period. The increase in prepaid expenses is the result of the renewal of the Company’s insurance program at the beginning of the fiscal year. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

Capital expenditures were $26,000 during the current quarter and were used mainly for the purchase of computer hardware, software and consulting services.

Open credit commitments at September 29, 2002 were $5.0 million. The Company maintains a Standard LIBOR Grid Note Agreement (“LIBOR Agreement”). The LIBOR Agreement allows borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or, at the Company’s option, using a formula which adds 250 basis points or 2.5% to the 30, 60 or 90 day London Interbank Offered Rate. The LIBOR Agreement is a one-year demand note that expires on July 22, 2003 and is renewable annually thereafter with the consent of both parties. The LIBOR Agreement does not contain working capital or other financial covenants. However, since the Company must repay any borrowings under the LIBOR Agreement on demand, there is no guarantee that the Company will be able to maintain or obtain the desired funding if, for any reason, the financial institution does not wish to continue to extend credit to the Company. At the current time, given the Company’s financial condition, the nature of its business which does not require attainment or maintenance of high levels of working capital and its historical relationship with the financial institution, the Company believes that it will be able to borrow required funds under the LIBOR Agreement. If, however, the financial institution were to demand repayment of the borrowings (or decline to provide funding) under the LIBOR Agreement for any reason, the Company would be in the position of having to secure, from other sources, funding to finance its working capital requirements. Such new sources could require commitment fees, financial covenants and other conditions, taking into consideration such factors as the health of the national economy, staffing industry performance and trends, and the Company’s financial condition, performance and prospects. In such event, there is no guarantee that the Company would be able to secure such funding on favorable terms.

It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements and capital expenditures for the remainder of fiscal 2002.

Quantitative and Qualitative Disclosure About Market Risk

The Company, in the normal course of business, has exposure to interest rate risk from its line of credit agreement. The Company does not believe that its exposure to fluctuations in interest rates is material. A 10% change in the interest rate utilized on its line of credit borrowings would have produced less than $1,000 in additional interest expense for the year to date period ending September 29,2002.

Due to the immateriality of the above noted market risk, the Company has decided not to utilize any form of financial instrument as a hedge against this risk.

Controls and Procedures

The Company’s management is responsible for the preparation, integrity and objectivity of the financial statements and other information presented in this report. The financial statements of the Company have been prepared in accordance with generally accepted accounting principals and reflect certain estimates and adjustments by management. The Company’s management maintains a system of internal accounting controls and disclosure controls and procedures which management believes provide reasonable assurance that the transactions are properly recorded

Controls and Procedures (continued).

and the Company’s assets are protected from loss or unauthorized use.

The integrity of the accounting and disclosure systems are based on written policies and procedures, the careful selection and training of qualified financial personnel, a program of internal controls and direct management review. The Company’s disclosure control systems and procedures are designed to ensure timely collection and evaluation of information subject to disclosure, to ensure the selection of appropriate accounting policies and to ensure compliance with the Company’s accounting policies and procedures. The Audit Committee is composed solely of independent directors and meets periodically with the independent auditors, management and the internal auditors to discuss accounting, financial reporting, auditing and internal auditing matters. Both the internal and independent auditors have direct and private access to the Audit Committee.

In September and October 2002 an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. No significant changes were made in the Company’s internal controls or in the other factors that could significantly affect these controls subsequent to the date on their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

Part II-Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

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

Ablest Inc.

(Registrant)

Date: October 28, 2002	/s/ Mark P. Kashmanian Mark P. Kashmanian Chief Accounting Officer

CERTIFICATIONS

I, W. David Foster, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ablest Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ W. David Foster W. David Foster Chief Executive Officer

CERTIFICATIONS

I, Vincent J. Lombardo, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ablest Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Vincent J. Lombardo Vincent J. Lombardo Vice President & Chief Financial Officer