Form 10-K
period 2002-12-29
ABLEST INC
filed 2003-03-20
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

Commission File Number 1-10893

Ablest Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	65-0978462 (I.R.S. Identification No.)

1901 Ulmerton Road, Suite 300
Clearwater, Florida 33762
(727) 299-1200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.05 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]     No   [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).The aggregate market value of the Registrant’s common shares held by non-affiliates at February 28, 2003 was approximately $5,598,000.

     The number of common shares of the Registrant outstanding at February 28, 2003 was 2,856,188.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part II of this Report.

PART I

ITEM 1.   Business

General

Prior to March 13, 2000, Ablest Inc. (“Company”) operated as C. H. Heist Corp. with two service segments: Staffing Services and Industrial Maintenance.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance business and the stock of its Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. (“Onyx”). For the 2001 and 2000 fiscal years reported herein, the Company’s industrial maintenance business was reported as a discontinued operation. See the notes to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the discontinued operations. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.

Also on March 13, 2000 and following the sale of the Company’s industrial maintenance business to Onyx, the Company reincorporated in Delaware, changed its name to Ablest Inc. and became a pure-play staffing services company.

On January 1, 2001, Ablest Service Corp., Milestone Technologies Inc. and P.L.P. Corp. (part of the discontinued operations) merged into Ablest Inc. to form a single operating company under the Ablest Inc. name. See accompanying notes to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the re-incorporation and merger.

Staffing Services

The Company offers staffing services in the United States. Staffing services are principally provided through 47 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial and information technology needs of their customers. Positions often filled in the Company’s commercial staffing services segment include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping. Positions in the Company’s information technology staffing services segment include, but are not limited to, network administration, data base administration, program analyst (both mainframe and client server), web development, project management and technical writing. Ablest does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

The staffing services business is highly competitive with few barriers to entry. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the staffing services field are quality of service, reliability of personnel and price.

Industry Segments and Service Activities

     The table on the following page is a summary of information relating to the Company’s operations in its two industry segments for each of the Company’s last three fiscal years. The discontinued operation noted refers to the Company’s former industrial maintenance operations.

	December 29,	December 30,	December 31,
(Amounts in thousands)	2002	2001	2000

Revenues from Unaffiliated Customers:
Staffing Services	$101,193	87,042	103,435
Discontinued Operation	—	—	12,565
Operating Income (loss):
Staffing Services	566	(5,674)	1,193
Discontinued Operation	119	—	(15)
Identifiable Assets:
Staffing Services	19,216	16,951	23,483
Discontinued Operation	—	261	1,276

The following table sets forth the approximate percentages of revenues by service activity within the Company’s Staffing Services operations for each of the Company’s last three fiscal years:

	December 29,	December 30,	December 31,
	2002	2001	2000

Staffing Services Revenues:
Commercial Staffing	93%	88%	85%
Information Technology Staffing	7%	12%	15%

Working Capital. By virtue of the nature of the Company’s business, the attainment and maintenance of high levels of working capital is not required.

Backlog. In view of the fact that the Company’s services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

Employees. The ongoing staffing business comprises approximately 3,850 persons, 147 of which were full time at December 29, 2002. The Company considers its employee relations to be satisfactory.

Canadian Operations. Up through March 13, 2000, the Company’s former industrial maintenance business included operations in Canada. In connection with the sale of the industrial maintenance business all of the common stock of the Company’s Canadian Subsidiary, C. H. Heist, Ltd., was sold to Onyx Industrial Services, Inc. The operations of the Canadian subsidiary, up through the sale date, are included with the discontinued operations. See notes to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the discontinued operations.

Executive Officers

The Company’s executive officers are:

			Served as
		Position and Office	Executive
Name	Age	with Registrant	Officer Since

Charles H. Heist	52	Chairman of the Board of Directors	1978
W. David Foster	68	Chief Executive Officer	1976
Kurt R. Moore	43	President and Chief Operating Officer	1991
Vincent J. Lombardo	41	Vice President, Chief Financial Officer, Treasurer and Secretary	2002

Arrangements and Understandings. There are no arrangements or understandings pursuant to which the above officers were elected.

Family Relationships. None of the officers have any family relationship with any other officer of the Company.

ITEM 2.   Properties

The Company currently leases 13,724 square feet of office space in Clearwater, Florida that serves as its corporate headquarters. Forty-seven additional facilities are leased under rental agreements and under terms and conditions prevailing in the various service locations. The Company considers all of its offices and facilities suitable and adequate for servicing its customers.

ITEM 3.   Legal Proceedings

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2002.

PART II

ITEM 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Registrant’s Common Stock

The Company’s common stock currently trades on the American Stock Exchange under the symbol “AIH”. For the period from March 13, 2000 to November 20, 2000 the Company’s common stock was traded under the symbol “ABI”. Prior to March 13, 2000 the common stock was traded under the symbol “HST”.

Price Range of Common Stock

The price ranges applicable to the common shares during each quarter of the years ended December 29, 2002 and December 30, 2001, are as follows:

	2002		2001

	High	Low	High	Low

1st Quarter	$4.65	4.25	5.12	4.50
2nd Quarter	4.60	3.45	4.85	4.41
3rd Quarter	4.50	3.46	4.90	4.45
4th Quarter	6.65	4.15	4.85	4.45

Number of Common Shareholders

On February 28, 2003, there were 506 registered shareholders.

Dividends

The Company currently does not pay a dividend on its common shares.

ITEM 6.   Selected Financial Data

(In thousands, except per share data)

Fiscal Year Ended December	2002	2001	2000	1999	1998

Net service revenues	$101,193	87,042	103,435	98,094	78,471
Net income (loss) from continuing operations	608	(5,120)	592	(3,956)	876
Income (loss) per common share from continuing operations:
basic and diluted	0.21	(1.75)	0.21	(1.37)	0.30
Total assets	19,216	17,212	24,759	44,009	53,340
Long-term debt	$—	—	—	15,950	16,050

The following summarizes quarterly operating results:

2002 Quarters	1st	2nd	3rd	4th

Net service revenues	$19,227	26,234	29,287	26,445
Gross profit	3,610	4,823	5,281	4,673
Operating income (loss)	(582)	419	802	(73)
Net income (loss) from continuing operations	(327)	405	526	4
Income (loss) per common share, basic and diluted Continuing operations:	$(0.11)	0.14	0.18	—
Adj. to loss on sale of discontinued operations	—	—	—	0.03

Income (loss) per common share	$(0.11)	0.14	0.18	0.03

2001 Quarters	1st	2nd	3rd	4th

Net service revenues	$21,846	21,021	22,814	21,361
Gross profit	4,534	4,380	4,669	3,373
Operating loss	(773)	(551)	(112)	(4,238)
Net loss from continuing operations	(501)	(335)	(166)	(4,118)
Loss per common share, basic and diluted Continuing operations:	$(0.17)	(0.12)	(0.06)	(1.42)
Adj. to loss on sale of discontinued operations	—	—	—	—

Loss per common share	$(0.17)	(0.12)	(0.06)	(1.42)

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this discussion, other than those concerning historical information, should be considered forward-looking and subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Risks and uncertainties include, but are not limited to; hiring and maintaining qualified employees, legislative and judicial reforms which could increase the cost of our services to our customers and make the use of staffing service providers less beneficial, the proper functioning of our management information systems and future economic insecurity.

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

For financial reporting purposes, the Company’s former industrial maintenance business is reported as a discontinued operation. The following discussions and analysis of operations and financial condition pertain to the Company’s staffing services business, which constitutes the continuing operations. A separate section labeled ‘Discontinued Operations’ is included at the end of this discussion and pertains to the disposal of the industrial maintenance business.

For the fiscal year ended December 29, 2002, compared to December 30, 2001.

Fiscal Year 2002 was comprised of 52 weeks, as was fiscal 2001.

Results of Operations:

Service revenues increased by $14.2 million or 16.3% to $101.2 million from $87.0 million for the year ended December 29, 2002 compared to the year ended December 30, 2001.

Service revenues for the Company’s commercial staffing services segment increased by $17.5 million or 22.9% to $94.1 million from $76.6 million for fiscal 2002 as compared to fiscal 2001. This increase is from several large industrial customers and the gradual improvement of the industrial sector. Historically, the staffing industry is one of the first to feel the impact of a declining economy and conversely, is one of the first to benefit from an improving economy. During fiscal 2002, the Company closed two commercial staffing offices; one that was not performing to expectations and one on-site location where the customer plant closed. One on-site commercial staffing office was opened in fiscal 2002.

Service revenues in the Company’s information technology staffing services segment declined by $3.3 million or 32.4% to $7.1 million from $10.4 million for fiscal 2002 as compared to fiscal 2001. The information technology staffing services segment continues to feel the effect of the slow down in the United States economy and an overall decline in the information technology industry. Also contributing to this decline was the loss of a high volume, low gross margin customer in the fourth quarter of the fiscal 2001.

Gross profit increased by $1.4 million or 8.4% to $18.4 million for fiscal 2002 as compared to fiscal 2001. Gross profit for the commercial staffing segment increased $2.1 million or 14.6% over the same period. Gross profit for the Company’s information technology staffing services segment declined by $718,000 or 31.5% for fiscal 2002 as compared to fiscal 2001. The decline in gross profit for the information technology segment is related to the decline in the service revenues, although it is offset by a slight rise in gross margin to 22.1% from 21.8% one year earlier. Gross margin for the commercial staffing services segment declined by 1.3% to 17.9% for fiscal 2002 from 19.2% for fiscal 2001. The decline in gross margin continues to be impacted by a changing sales mix where a greater percentage of revenue is being derived from light industrial clients. For fiscal 2002, light industrial services as a percentage of commercial staffing services revenue increased to 81.3% from 76.2%, as compared to fiscal 2001. Bidding for these services is highly competitive and, due to their large volume, requires lower margins to secure the contracts.

Selling, general and administrative expense, exclusive of amortization expense and intangible asset impairment, declined by approximately $1.6 million or 8.1% for the current year compared to one year earlier. Contributing to this decrease was the closing of seven field offices in the prior fiscal year and cost reductions in the Company’s information technology staffing services offices.

Other income (expense), net, increased by $166,000 to $260,000 in fiscal 2002 as compared to fiscal 2001. Interest income, net, amounted to approximately $15,000 in fiscal 2002 as compared to a net interest income of $21,000 in fiscal 2001. Included in the increase of other income (expense), net is the receipt of $211,000 from the Canadian workers compensation board for settlement of claims previously funded by the Company.

The effective tax rate for fiscal 2002 is an expense of 28.4%. The year to date tax expense reported includes a refund of $201,000 for the Company’s 1998 amended federal income tax return that was received in the first quarter of 2002.

Discontinued Operations:

Adjustment to loss on sale of discontinued operations, net of income taxes, was $69,000 for fiscal 2002. This includes $119,000 of reserves for potential environmental and other exposures that are no longer needed based on the Company’s determination of the liability status. This is partially offset by $50,000 for income tax expense related to this income. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.

Critical Accounting Policies and Estimates

The Company has identified the policies below as critical to the Company’s business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see the notes to the Financial Statements in Item 8 of this Annual Report on Form 10-K. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(a)   Allowance for doubtful accounts
The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $11.6 million, net of allowance for doubtful accounts of $291,000 as of December 29, 2002.

(b)   Self-insurance reserves
The Company is self-insured for general liability, medical and workers’ compensation coverages. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amounts accrued are adequate to cover all known and unreported claims at December 29, 2002.

(c)   Goodwill
In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At December 29, 2002, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company screened for impairment during the first and fourth fiscal quarters of 2002 and found no instances of impairment of its recorded goodwill.

During the year ended December 30, 2001, the Company recorded an impairment loss of $2.9 million related to intangible assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

(d)   Deferred Tax Assets
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

Liquidity and Capital Resources:

The quick ratio was 3.2 to 1 and 3.7 to 1 at December 29, 2002 and December 30, 2001, respectively, and the current ratio was 3.5 to 1 and 3.8 to 1, for the same respective periods. Net working capital increased by $1.2 million during fiscal 2002. Contributing to this was an increase in accounts receivable of $1.4 million due to the higher level of revenue being generated during this period. In addition, cash increased by $1.3 million. These items were offset by an increase in accrued expenses of $1.4 million. Accrued expenses increased primarily due to the 2001 insurance retrospective premium adjustments that were not paid until 2003. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

On July 22, 2001, The Company entered into a Standard LIBOR Grid Note Agreement (“LIBOR Agreement”) with The Manufacturers and Traders Trust Company (“M&T”). The LIBOR Agreement allows for the borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or, at the Company’s option, using a formula which adds 250 basis points or 2.5% to the 30, 60 or 90 day London Interbank Offered Rate LIBOR rate. The LIBOR Agreement is a one-year demand note that originally expired on July 21, 2002, and is renewable annually with the consent of both parties. On June 14, 2002, the Company renewed the LIBOR Agreement for another year extending the expiration date to July 22, 2003. The LIBOR Agreement does not contain working capital or other financial covenants. The Company believes that this line will be renewed and will be sufficient to cover foreseeable operational funding requirements in 2003. Since, however, the Company must repay any borrowings under the LIBOR Agreement to M&T on demand, there is no guarantee that the Company will be able to maintain or obtain funding from M&T if, for any reason, M&T does not wish to continue to extend credit to the Company. At the current time, given the Company’s financial condition, the nature of its business which does not require attainment or maintenance of high levels of working capital, its historical relationship with M&T and the fact that working capital requirements tend to decline if revenues decline, the Company believes that it will be able to borrow required funds from M&T under the LIBOR Agreement. If, however, M&T were to demand repayment of the borrowings (or decline to provide funding) under the LIBOR Agreement for any reason, the Company would be in the position of having to secure from other sources funding to finance its working capital requirements. Such new sources could require commitment fees, financial covenants and other conditions, taking into consideration such factors as the health of the national economy, staffing industry performance and trends, and the Company’s financial condition, performance and prospects. In such event, there is no guarantee that the Company would be able to secure such funding on favorable terms.

For the fiscal year ended December 30, 2001, compared to December 31, 2000.

Fiscal Year 2001 was comprised of 52 weeks compared to 53 weeks in fiscal 2000.

Results of Operations:

Service revenues declined by $16.4 million or 15.9% to $87.0 million from $103.4 million for the year ended December 30, 2001 compared to the year ended December 31, 2000.

Service revenues for the Company’s commercial staffing services segment decreased by $11.6 million or 13.2% to $76.6 million from $88.2 million for fiscal 2001 as compared to fiscal 2000. This decrease was primarily a result of an overall decline in demand for the Company’s commercial staffing services as a result of the economic recession that had occurred in the United States. Historically, the staffing industry is one of the first to feel the impact of a declining economy and conversely, is one of the first to benefit from an improving economy. During fiscal 2001, the Company closed six commercial staffing offices that were not performing up to expectations or were severely impacted by significant declines in their respective local economies. These offices accounted for $3.6 million of the overall decline in commercial staffing services in fiscal 2001 as compared to fiscal 2000.

Service revenues in the Company’s information technology staffing services segment declined by $4.8 million or 31.4% to $10.4 million in fiscal 2001 as compared to $15.2 million for fiscal 2000. This segment was especially hard hit by the decline in the general economy and the softening of demand for information technology staffing services, post year 2000 conversion. Contributing to this decline was a decrease in placement fees generated by this segment. For fiscal 2001 placement fees accounted for 0.7% of information technology staffing services as compared to 4.6% for fiscal 2000. Additionally, in December of 2001, the Company closed one of its information technology staffing offices that had shown a decline of approximately $900,000 in service revenues from the prior year.

Gross profit decreased by $5.9 million or 25.8% to $17.0 million for fiscal 2001 as compared to fiscal 2000. Gross profit for the commercial staffing segment declined $3.5 million or 18.6% over the same period. Gross profit for the Company’s information technology staffing services segment declined by $1.6 million or 40.8% for fiscal 2001 as compared to fiscal 2000. The decline in gross profit for both segments was related to the decline in the service revenues and a decline in gross margin. Gross margin declined by 2.6 percentage points to 19.5% from 22.1% for fiscal 2001 as compared to fiscal 2000. For the commercial staffing services segment, the decline in gross margin was partially attributable to a change in the sales mix where a greater percentage of revenue was derived from light industrial and payrolling services. For fiscal 2001, light industrial services as a percentage of commercial staffing services revenue increased to 76.2% from 68.0%, compared to fiscal 2000. Driving this change in the sales mix was the increase in total staffing services being derived from the Company’s Vendor-On-Premises programs. Bidding for these services is highly competitive and, due to their large volume, require lower margins to secure the contracts. For the Company’s information technology staffing services segment, gross margin declined by 3.5 percentage points from fiscal 2000 to fiscal 2001. This decline was partially attributable to the decline in permanent placement fees noted earlier and the use of Tiered Suppliers, which accounted for 5.6% of this segment’s revenues in 2001 compared to none in 2000.

Selling, general and administrative expense, exclusive of amortization expense and intangible asset impairment, declined by approximately $1.9 million or 8.9% for fiscal 2001 as compared to fiscal 2000. This decline was the result of cost reductions and staff eliminations that were done during the second and fourth quarters when the Company closed seven under performing branch locations. During fiscal 2001, the Company recorded $250,000 in reorganization expense relating to the closing of the seven offices noted above.

In the fourth quarter of 2001, the Company incurred non-cash charges of $2.9 million relating to the impairment of goodwill and other intangible assets associated with various information technology staffing acquisitions made in previous fiscal years. The Company has continuously reviewed the information technology staffing acquisitions to determine whether it can continue to support the carrying value of the intangible assets that were established at the time of the respective acquisitions. Based upon several factors, including a steady decline in revenue and earnings, the loss of a major customer, management changes that occurred in the fourth quarter 2001 and the continued weakening of demand in this segment of the staffing industry, an impairment triggering event was deemed to have occurred. Based on the projected discounted future cash flows from this segment, the related goodwill and other intangible assets were written down to their estimated current net realizable values.

Other income (expense), net, increased by $80,000 to $94,000 during fiscal 2001 as compared to fiscal 2000. Interest income, net, amounted to approximately $22,000 in 2001 as compared to a net interest expense of $135,000 in 2000. Also contributing to the increase in other income, net, was the one time receipt of $73,000 from the demutualization of the Company’s former pension and 401-K plan service provider.

The effective tax rate for fiscal 2001 was a benefit of 8.3%. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, management provided valuation allowances for those deferred tax assets that are not expected to be realized. The Company recorded a valuation allowance of $2.3 million in fiscal 2001 against a deferred tax benefit of $2.8 million, resulting in a recognized benefit of $460,000. In fiscal 2000, the recorded tax provision of $615,000 represented an effective rate of 50.9% due to the impact of changes in estimates of previously recognized tax benefits and the non-deductibility for tax purposes of certain expenses (mainly goodwill amortization) incurred by the Company.

Discontinued Operations:

At December 30, 2001 the combined balance in the remaining reserve for loss on sale of discontinued operations was $325,000. The Company believes that the balance in the reserve account is sufficient to cover all remaining items from the sale of its industrial maintenance operations to Onyx in 2000. The reserves will be utilized to complete environmental remediation in two of the Company’s former industrial maintenance locations, to cover any damages against the Company’s former Canadian subsidiary resulting from an on-going lawsuit and to cover any future insurance retrospective premium adjustments in the United States.

In August 2001, the Company sold its former Lima, Ohio property for a gain of approximately $17,000. In December 2001, the Company sold its former Charlotte, North Carolina facility for $1.1 million and recognized a gain in the net assets of discontinued operations of approximately $396,000. Also in December 2001, the Company received a one-time distribution, on behalf of the discontinued operations, of $222,000 from the demutualization of its former pension and 401-K service provider. In fiscal 2001, the Company made a final payment to Onyx of approximately $62,500 to settle all outstanding items under the Asset Sales and Purchase Agreement dated January 21, 2000.

ITEM 7A.   Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe that its exposure to fluctuations in interest rates is material.

ITEM 8.   Financial Statements and Supplemental Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ablest Inc.:

In our opinion, the accompanying balance sheet as of December 29, 2002 and the related statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Ablest Inc. at December 29, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Ablest Inc. as of December 30, 2001, and for the year then ended, prior to the revision discussed in Note 2, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

As discussed in Note 2, the Company changed its method of accounting for amortization of goodwill in accordance with FAS 142, “Goodwill and Other Intangible Assets” effective December 31, 2001.

As discussed above, the financial statements of Ablest Inc. as of December 30, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 31, 2001. We audited the 2001 transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Tampa, FL
February 14, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

THIS REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

ARTHUR ANDERSEN LLP

Tampa, Florida,
February 1, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Ablest, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Ablest, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Ablest, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Tampa, Florida
February 16, 2001

ABLEST INC.
Balance Sheets

(Amounts in thousands, except share and per share data)

	December 29,	December 30,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,858	607
Accounts receivable, net	11,639	10,232
Prepaid expenses and other current assets	296	237
Current deferred tax asset	988	1,193

Total current assets	14,781	12,269
Property, plant and equipment, net	872	1,385
Deferred tax asset, net	2,234	1,962
Goodwill, net	1,283	1,283
Other assets	46	52
Net assets of discontinued operations	—	261

Total assets	$19,216	17,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$256	326
Accrued expenses and other current liabilities	4,008	2,615

Total current liabilities	4,264	2,941
Other liabilities	81	8

Total liabilities	4,345	2,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at December 29, 2002 and December 30, 2001	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,293,395 and 3,293,405 shares issued and outstanding at December 29, 2002 and December 30, 2001, respectively	165	165
Additional paid-in capital	4,936	4,936
Unearned restricted stock	—	(108)
Notes receivable from stock sale	—	(22)
Retained earnings	11,725	11,048
Treasury stock at cost: 428,341 and 387,239 shares held at December 29, 2002 and December 30, 2001, respectively	(1,955)	(1,756)

Total stockholders’ equity	14,871	14,263

Total liabilities and stockholders’ equity	$19,216	17,212

See accompanying notes to financial statements.

ABLEST INC.
Statements of Operations

(Amounts in thousands, except share data)

	December 29,	December 30,	December 31,
	2002	2001	2000

Net service revenues	$101,193	87,042	103,435
Cost of services	82,806	70,086	80,601

Gross profit	18,387	16,956	22,834
Selling, general and administrative expenses	17,821	19,399	21,275
Amortization of intangible assets	—	323	366
Intangible asset impairment	—	2,908	—

Operating income (loss)	566	(5,674)	1,193

Other income (expense):
Interest income (expense), net	15	21	(135)
Other, net	245	73	149

Other income (expense), net	260	94	14

Income (loss) from continuing operations before income taxes	826	(5,580)	1,207
Income tax expense (benefit)	218	(460)	615

Net income (loss) from continuing operations	608	(5,120)	592
Discontinued operations:
Adjustment to loss on sale of discontinued operations, net of income taxes	69	—	185

Net income (loss)	$677	(5,120)	777

Basic (loss) earnings per common share:
Continuing operations	$0.21	(1.75)	0.21
Adj. to loss on sale of discontinued operations	0.02	—	0.06

Basic net income (loss) per common share	$0.23	(1.75)	0.27

Diluted (loss) earnings per common share:
Continuing operations	$0.21	(1.75)	0.21
Adj. to loss on sale of discontinued operations	0.02	—	0.06

Diluted net income (loss) per common share	$0.23	(1.75)	0.27

Weighted average number of common shares used in computing net income (loss) per common share
Basic	2,887,191	2,922,246	2,865,844

Diluted	2,887,230	2,922,246	2,865,844

See accompanying notes to financial statements.

ABLEST INC.
Statements of Stockholders’ Equity

(Amounts in thousands)

		Additional			Unearned	Receivable	Total
	Common	paid-in	Retained	Treasury	restricted	from stock	stockholders'
	stock	capital	earnings	stock	stock	sale	equity

Balances at December 26, 1999	$158	$4,285	$15,391	$(1,222)	$—	$—	$18,612

Net income	—	—	777	—	—	—	777
Stock options exercised	1	77	—	—	—	—	78
Stock compensation awards	3	320	—	—	(215)	—	108
Stock repurchase program	—	—	—	(390)	—	—	(390)
Option to ownership program	3	232	—	—	—	—	235
Notes receivable from stock sale	—	—	—	—	—	(235)	(235)

Balances at December 31, 2000	165	4,914	16,168	(1,612)	(215)	(235)	19,185

Net (loss)	—	—	(5,120)	—	—	—	(5,120)
Stock compensation awards	—	—	—	—	107	—	107
Stock repurchase program	—	—	—	(144)	—	—	(144)
Option to ownership program	—	22	—	—	—	—	22
Notes receivable from stock sale	—	—	—	—	—	213	213

Balances at December 30, 2001	165	4,936	11,048	(1,756)	(108)	(22)	14,263

Net income	—	—	677	—	—	—	677
Stock compensation awards	—	—	—	—	108	—	108
Stock repurchase program	—	—	—	(199)	—	—	(199)
Notes receivable from stock sale	—	—	—	—	—	22	22

Balances at December 29, 2002	$165	$4,936	$11,725	$(1,955)	$—	$—	$14,871

See accompanying notes to financial statements.

ABLEST INC.
Statement of Cash Flows

(Amounts in thousands)

	December 29,	December 30,	December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$608	(5,120)	592
Adjustments to reconcile net income (loss) to net Cash provided by (used in) operating activities:
Depreciation	642	904	1,151
Amortization of intangible assets	—	323	366
Intangible asset impairment	—	2,908	—
Loss (gain) on disposal of property, plant and equipment, net	44	199	(98)
Deferred income taxes	(67)	(501)	(645)
Stock compensation	—	320	108
Changes in assets and liabilities (next page)	197	1,904	(4,950)

Net cash provided by (used in) operating activities of continuing operations	1,424	937	(3,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(173)	(627)	(1,040)
Proceeds from disposal of property, plant and equipment	—	—	366
Acquisitions and earnout payments, net of cash acquired	—	—	(225)
Cash transfer from discontinued operations	—	13	8,683

Net cash (used in) provided by investing activities of continuing operations	(173)	(614)	7,784

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank line of credit borrowings	6,100	1,200	6,200
Repayment of bank line of credit borrowings	(6,100)	(1,200)	(15,200)
Proceeds from exercise of stock options	—	—	78
Employee stock awards	130	22	—
Purchase of treasury shares	(199)	(144)	(390)

Net cash (used in) provided by financing activities of continuing operations	(69)	(122)	(9,312)

Net increase (decrease) in cash from continuing operations	1,182	201	(5,004)
Net (decrease) increase in cash from discontinued operations	(131)	13	13,531
Less amount transferred to continuing operations	200	(13)	(8,683)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,251	201	(156)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	607	406	562

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,858	607	406

See accompanying notes to financial statements.

ABLEST INC.
Statement of Cash Flows

(Amounts in thousands)

	December 29,	December 30,	December 31,
	2002	2001	2000

Changes in continuing operations’ assets and liabilities providing (using) cash excluding effects of acquisitions:
Accounts Receivables, net	$(1,407)	4,397	(1,137)
Prepaid expenses and other current assets	(59)	122	60
Accounts payable	(70)	(161)	(981)
Accrued expenses and other current liabilities	1,393	(2,020)	(2,588)
Other assets	267	10	(17)
Other liabilities	73	(444)	(287)

Total	$197	1,904	(4,950)

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest — continuing operations	$28	12	135
Interest — discontinued operations	—	—	198

	$28	12	333

Bank line of credit:
Proceeds — continuing operations	$6,100	1,200	6,200
Proceeds — discontinued operations	—	—	5,250

	$6,100	1,200	11,450

Repayments — continuing operations	$(6,100)	(1,200)	(15,200)
Repayments — discontinued operations	—	—	(11,900)

	$(6,100)	(1,200)	(27,100)

See accompanying notes to financial statements.

ABLEST INC.
Notes to Financial Statements, continued

1.   Company Background

Ablest Inc. (“Company”) is primarily engaged in staffing services principally in the Eastern United States and selected Southwestern markets. The two operating divisions of the Company are Ablest Staffing Services, which focuses on providing temporary and contract staffing solutions to businesses in the clerical and light industrial sectors, and Ablest Technology Services, which focuses on providing information technology staffing services to all businesses.

Prior to March 13, 2000 the Company also provided industrial maintenance services through C. H. Heist Corp. domestically and in Canada through C. H. Heist Ltd., a wholly owned subsidiary. As further described in Note 3, the Company sold substantially all of the assets of its industrial maintenance operations on March 13, 2000, including the stock of C. H. Heist, Ltd. to Onyx Industrial Services, Inc. The accompanying financial statements as of and for the year ended December 31, 2000 reflect industrial maintenance operations as a discontinued operation. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.

On March 6, 2000, the shareholders approved an Agreement and Plan of Merger (the “Merger Agreement”) effecting a re-incorporation (the “Re-incorporation”) of C.H. Heist Corp. by merger into Ablest Inc., a Delaware corporation (“Delaware Company”) formed for the Re-incorporation and as a result, C.H. Heist Corp.’s name was changed to Ablest Inc. The Re-incorporation was effective upon the filing of related documentation in Delaware and New York after the consummation of the purchase agreement with Onyx, all of which occurred on March 13, 2000.

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

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements to conform to the financial statement presentation of the current period.

ABLEST INC.
Notes to Financial Statements, continued

2.   Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the last Sunday of December. The financial statements include 52 weeks for the years ended December 29, 2002 and December 30, 2001 and 53 weeks for the year ended December 31, 2000.

Principles of Consolidation

Prior to the merger of the Company’s subsidiaries on January 1, 2001, the Company reported their operations on a consolidated basis. The consolidated financial statements included the accounts of the Company and its subsidiaries, all of which were wholly-owned. All significant intercompany balances and transactions were eliminated in consolidation.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at December 29, 2002 and December 30, 2001.

Revenue Recognition

Revenue and associated costs are recognized in the period the services are provided. In December 1999, the United States Securities and Exchange Commission’s (SEC) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition”, which summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. The Company’s revenue recognition policies comply with SAB 101 and, therefore, adoption of SAB 101 had no impact on the Company’s financial statements.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the respective assets on the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives generally range from three to seven years.

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

Deferred Tax Assets

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

ABLEST INC.
Notes to Financial Statements, continued

Allowance for Doubtful Accounts

The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customer’s payment tendencies when evaluating the adequacy of the allowance for doubtful accounts.

Self-Insurance Reserves

The Company is self-insured for general liability, medical and workers’ compensation coverages. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amounts accrued are adequate to cover all known and unreported claims at December 29, 2002.

Goodwill and Other Intangible Assets

Intangible assets, which represent the excess of acquisition cost over the fair market value of identified net assets acquired in business combinations accounted for as purchases, were amortized using the straight-line method over three to thirty years prior to fiscal 2002.

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At December 29, 2002, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company screened for impairment during the first and fourth fiscal quarters of 2002 and found no instances of impairment of its recorded goodwill.

During the year ended December 30, 2001, the Company recorded an impairment loss of $2.9 million related to intangible assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The Company evaluated the recoverability of its long-lived assets whenever events or changes in circumstance indicated that the carrying amount may not be recoverable. If indications were that the carrying amount of the asset may not be recoverable, the Company estimated the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows (non-discounted and without interest charges) was less than the carrying amount of the asset, the Company recognized an impairment loss. The impairment loss recognized was measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. The estimation of fair value was generally measured by discounting expected future cash flows.

In October 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 for its 2002 fiscal year started on December 31, 2001. Adoption of SFAS No. 144 did not have a material financial impact upon the Company.

ABLEST INC.
Notes to Financial Statements, continued

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by using the weighted average number of common shares outstanding plus the dilutive effect, if any, of stock options. Basic and diluted income (loss) per share was the same for the years ended December 29, 2002, December 30, 2001 and December 31, 2000.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

ABLEST INC.
Notes to Financial Statements, continued

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At December 29, 2002, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company screened for impairment during the first and fourth fiscal quarters of 2002 and found no instances of impairment of its recorded goodwill.

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
(Amounts in thousands, except per share data)	2002	2001	2000

Reported net income (loss)	$677	(5,120)	777
Add back Goodwill amortization (net of tax)	—	349	217

Adjusted net income (loss)	$677	(4,771)	994

Reported basic earnings (loss) per share	$0.23	(1.75)	0.27
Add back Goodwill amortization (net of tax)	—	0.12	0.08

Adjusted basic income (loss) per share	$0.23	(1.63)	0.35

Reported diluted earnings (loss) per share	$0.23	(1.75)	0.27
Add back Goodwill amortization (net of tax)	—	0.12	0.08

Adjusted diluted income (loss) per share	$0.23	(1.63)	0.35

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 143, (SFAS No. 143), “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with initial application required as of the beginning of an entity’s fiscal year. The Company does not anticipate the financial impact of adoption of the new pronouncement to be material.

In October 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 for its 2002 fiscal year started on December 31, 2001. Adoption of SFAS No. 144 did not have a material financial impact upon the Company.

ABLEST INC.
Notes to Financial Statements, continued

In May 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 145, (SFAS No. 145), “Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13 and technical corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 44, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds SFAS No. 64, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS No. 145 is for financial statements issued after May 15, 2002 and did not have a material financial impact upon the Company.

In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 146, (SFAS No. 146), “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the financial impact of adoption of the new pronouncement to be material.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, (SFAS No. 148), “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2003. The Company does not anticipate the financial impact of adoption of the new pronouncement to be material.

ABLEST INC.
Notes to Financial Statements, continued

3. Discontinued Operations

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

The Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx (“the Agreement”) included certain other provisions, which resulted in additional disposition costs for the Company. Such costs included environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectable accounts receivable acquired by Onyx and the payment of certain severance costs. The Company estimated and recorded in 1999, its net loss from the sale of its industrial maintenance operations. Such loss included management’s best estimate of the sale proceeds, the direct costs of the transaction, estimated costs associated with the contingencies contained in the Agreement and the basis of disposed net assets as of the measurement date. The actual amounts for these items and accordingly, the actual loss from disposal may differ from the estimate.

The estimated loss on the disposal of the industrial maintenance operations recorded in 1999 was $7,086,000 (net of tax benefit of $2,772,000), consisting of an estimated loss on disposal of the business of $5,509,000 and a provision of $1,577,000 for anticipated operating losses from the measurement date to the expected disposal in March, 2000 (holding period loss). During fiscal 2000, an adjustment was made to reduce the loss on disposal by $185,000, net of taxes. The adjustment was based on the difference between the actual operating results of the discontinued operations during the holding period and the estimate used in the determination of the loss on sale of discontinued operations recorded in 1999. In July 2001, a settle-up of remaining outstanding items from the Agreement resulted in an additional net payment of approximately $497,000 to Onyx. The Company believes no additional adjustments to the loss on disposal are required. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.

ABLEST INC.
Notes to Financial Statements, continued

A summary of the operating results of discontinued operations are shown below:

	December 29,	December 30,	December 31,
(Amounts in thousands)	2002	2001	2000

Net service revenues	$—	—	12,565

Income (loss) from discontinued operations before income tax expense (benefit)	119	—	309
Income tax expense (benefit)	50	—	124

Income (loss) from discontinued operations	$69	—	185

The Company specifically allocated debt and interest expense that it attributed to each operating business segment. The amount of interest expense included in the income (loss) from discontinued operations was $198,000 for the year ended December 31, 2000.

Comprehensive loss of these operations was $216,000 for the year ended December 31, 2000. The only item of other comprehensive loss is foreign currency translation.

The income tax expense (benefit) attributable to discontinued operations differs from the amount determined by applying the statutory federal tax rate to income (loss) from discontinued operations before income taxes due to the effects of higher foreign tax rates, net operating loss and tax credit carryforwards and state taxes.

The industrial maintenance assets sold, the liabilities assumed by Onyx, the cumulative translation adjustment attributable to C.H. Heist, Ltd. and the accrued loss on sale have been segregated in the accompanying balance sheets as net assets of discontinued operations. Following are the components of net assets of discontinued operations. Current assets of discontinued operations at December 30, 2001 primarily relate to deferred tax assets. Accrued loss on disposal of discontinued operations at December 30, 2001 includes $119,000 of reserves for potential environmental and other exposures that are no longer needed based on the Company’s determination of the liability status, $76,000 for a contract dispute settled in fiscal 2002, $75,000 of reserves still accrued at December 29, 2002 and $55,000 of reserves paid out in fiscal 2002. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.

	December 29,	December 30,
(Amounts in thousands)	2002	2001

Current assets	$—	586
Property, plant & equipment, net	—	—
Accrued loss on disposal	—	(325)

	$—	261

ABLEST INC.
Notes to Financial Statements, continued

4. Allowance for Doubtful Accounts

The following table sets forth the allowance for doubtful accounts roll-forward for the past two fiscal years.

	December 29,	December 30,
(Amounts in thousands)	2002	2001

Balance at beginning of period	$252	390
Additions charged to cost and expenses	92	649
Accounts receivable written-off	(53)	(787)

Balance at end of period	$291	252

5. Property, Plant and Equipment

A summary of aggregate property, plant and equipment follows:

	December 29,	December 30,
(Amounts in thousands)	2002	2001

Office furniture and equipment	$4,964	5,007
Leasehold improvements	352	388

	5,316	5,395
Less accumulated depreciation	4,444	4,010

	$872	1,385

Depreciation expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $642,000 , $917,000 and $1.2 million , respectively.

6. Goodwill

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

ABLEST INC.
Notes to Financial Statements, continued

7. Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities follows:

	December 29,	December 30,
(In thousands)	2002	2001

Payroll and other compensation	$1,793	1,525
Insurance	2,038	936
Other	177	154

	$4,008	2,615

8. Indebtedness

Effective January 1, 2001, the Revolving Term Loan Agreement between the Company and Manufacturers and Traders Trust Company (“M&T”) dated August 21, 1995 was reduced to $5,000,000 and was set to expire on August 1, 2001. All other terms and conditions of the original loan agreement remained unchanged.

On July 22, 2001, the Company signed a $5,000,000 Standard LIBOR Grid Note agreement (“LIBOR Agreement”) with M&T to replace the existing Revolving Term Loan Agreement with M&T. The interest rate on borrowings under the unsecured credit facility is elected by the Company at the time of borrowing and is either (i) the bank’s prime rate or (ii) the 30, 60 or 90 day London Interbank Offered Rate (“LIBOR”) plus 250 basis points (“Modified LIBOR Rate”). The 90 day Modified LIBOR Rate in effect at December 29, 2002 was 4.30%. There were no outstanding balances due on the LIBOR Agreement at December 29, 2002 nor the Revolving Term Loan Agreement at December 30, 2001.

The LIBOR Agreement is a one-year demand note that originally expired on July 21, 2002 and is renewable annually with the consent of both parties. It does not contain working capital or other restrictive covenants. On June 14, 2002, the Company renewed the LIBOR Agreement for another year extending the expiration date to July 22, 2003. All other terms and conditions of the LIBOR Agreement remain unchanged.

9. Stock Option Plans

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

ABLEST INC.
Notes to Financial Statements, continued

A summary of stock option activity for the Director’s Plan follows:

		Weighted
	Stock	Average
	Options	Exercise Price

Outstanding at December 31, 2000	24,000	$5.06
Granted	6,000	4.60

Outstanding at December 30, 2001	30,000	4.97
Granted	6,000	4.10

Outstanding at December 29, 2002	36,000	$4.83

Options exercisable at December 29, 2002	22,000	$4.86

At December 29, 2002 the range of exercise prices for options issued under the Director’s Plan was $4.10 to $5.06. The weighted average fair value of options granted in 2001 was $3.11 and the weighted average remaining contractual life of the outstanding options was 7.9 years.

In August 2000, the Board approved the Ablest Inc. Option to Ownership Program, (the “Program”). The Program provides for the surrendering of stock options issued under the Company’s 1991 Stock Option Plan and the Company’s 1996 Leveraged Stock Option Plan and the purchase of restricted common stock of the Company through delivery of a full recourse promissory note in an amount equal to the aggregate purchase price of the common stock issued. The per share purchase price of the common stock issued was equal to the fair market value of the common stock on October 9, 2000 (the effective date of the Program). The number of common shares issued to each Program participant was based on a conversion factor determined by calculating the fair value of the various option grants previously issued, using the Black-Scholes Method, divided by the fair market price of the common stock available to purchase. A total of 234,716 option shares were surrendered and 55,313 common shares issued. The shares issued under the Program are accounted for under variable plan accounting, as defined in SFAS No. 123. As such, additional compensation expense of $22,000 was recorded in fiscal 2001 to reflect increase in the fair value of the common shares issued. In fiscal 2002, the Company forgave a $22,000 promissory note related to approximately 5,000 shares earned in 2002 under the Program.

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

ABLEST INC.
Notes to Financial Statements, continued

A summary of stock option activity for the Plan follows:

		Weighted Average	Options Exercisable
	Stock Options	Exercise Price	at Year End

Outstanding at December 26, 1999	162,276	$7.69	162,276
Canceled or expired	(51,461)	7.55
Exercised	(11,000)	7.08
Option to Ownership Program	(58,336)	7.57

Outstanding at December 31, 2000	41,479	8.02	41,479
Canceled or expired	—

Outstanding at December 30, 2001	41,479	$8.02	41,479
Canceled or expired	(17,479)	8.77

Outstanding at December 29, 2002	24,000	$7.48	24,000

At December 29, 2002 the range of exercise prices for options issued under the Plan was $6.94 to $7.81. The weighted average remaining contractual life of the options is 1.7 years. The remaining option grants pertain to retired, former key employees of the company.

Based on the fair value of all options at the grant date, the Company’s net income (loss) and income (loss) per common share from continuing operations would have been reduced to the pro forma amounts indicated below:

		December 29,	December 30,	December 31,
(Amounts in thousands, except per share data)		2002	2001	2000

Net income (loss) from	As reported	$677	(5,120)	592
continuing operations	Pro forma	638	(5,136)	499
Basic and diluted net income (loss) per common share from continuing	As reported	$0.23	(1.75)	.21
operations	Pro forma	0.22	(1.76)	.17

The fair value of the option grants has been estimated as of the date of the grant using the Black-Scholes option pricing model. The various factors used for options granted in the years ended December 29, 2002 and December 30, 2001 are provided below:

	December 29, 2002	December 30, 2001

Risk-free interest rate	3.83%	5.12%
Dividend yield	—	—
Expected life	10 Years	10 Years
Volatility	40.7%	35.6%

ABLEST INC.
Notes to Financial Statements, continued

10.     Incentive Plans

In 2002 the Company implemented a Restricted Stock Plan (“Plan”). The purpose of the plan is to promote the long-term growth and profitability of the Company by providing executive officers and certain other key employees of the Company with incentive to improve stockholder values, contribute to the success of the Company and enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. An aggregate of 250,000 shares of common stock of the Company (hereinafter the “shares”) may be issued pursuant to the Plan. The maximum number of restricted shares that may be granted to any single individual in any one calendar year shall not exceed 25,000 shares. With respect to each grant of restricted shares under the Plan, one-third of the subject shares will become fully vested on the first anniversary of the date of grant, another one-third of the subject shares will become vested on the second anniversary of the date of grant, and the final one-third of the subject shares will become vested on the third anniversary of the date of grant. The Plan commenced effective the first day of fiscal 2002, and received approval by the holders of a majority of the Company’s outstanding common stock in fiscal 2002. Unless previously terminated, the Plan shall terminate at the close of business on the last day of fiscal year 2006. In fiscal 2002, the Company expensed $81,000 for approximately 14,000 shares.

In 2002 the Company expensed $108,000 for 20,000 restricted shares earned by executive officers pursuant to their employment agreements. This is the last grant associated with these employment agreements.

11.     Income Taxes

The components and allocation of the total provision for income tax (benefit) expense are as follows:

	December 29,	December 30,	December 31,
(Amounts in thousands)	2002	2001	2000

Current expense (benefit):
Federal	$—	—	105
State	—	—	18

Total current	—	—	123

Deferred expense (benefit):
Federal	227	(412)	386
State	41	(48)	132
Foreign	—	—	97

Total deferred	268	(460)	615

	$268	(460)	738

Continuing operations	$218	(460)	615
Discontinued operations	50	—	123

	$268	(460)	738

ABLEST INC.
Notes to Financial Statements, continued

The source of aggregate income (loss) before income taxes is as follows:

	December 29,	December 30,	December 31,
(Amounts in thousands)	2002	2001	2000

Income (loss) before income taxes:
Continuing operations:
Domestic	$826	(5,580)	1,207

Discontinued operations:
Domestic	119	—	138
Foreign	—	—	171

	—	—	309

	$945	(5,580)	1,516

Actual income taxes from continuing operations differ from the “expected” taxes (computed by applying the U.S. Federal corporate tax rate of 34% to (loss) earnings before income taxes) as follows:

	December 29,	December 30,	December 31,
(Amounts in thousands)	2002	2001	2000

Computed expected tax expense (benefit)	$321	(1,897)	417
Adjustments resulting from:
State tax, net of Federal tax benefit	41	(48)	31
Goodwill amortization and impairment	—	335	12
Meals & entertainment	30	35	32
Change in estimate for tax benefit, other	77	—	123
Refund of 1998 amended income tax return	(201)	—	—
Valuation allowance	—	1,115	—

	$268	(460)	615

Effective tax rate	28.4%	(8.3%)	50.9%

ABLEST INC.
Notes to Financial Statements, continued

The tax effects of temporary differences that give rise to the aggregate deferred tax assets and liabilities are as follows:

	December 29,	December 30,
(Amounts in thousands)	2002	2001

Deferred tax assets and liabilities:
Allowance for doubtful receivables	$111	95
Accrued insurance expense	773	352
Accrued loss on disposal	28	124
Accumulated depreciation of plant and equipment	76	68
Accumulated amortization of other assets	864	938
Foreign tax and other credit carryforwards	180	24
Operating loss carryforwards	3,468	4,147
Other	76	227

	5,576	5,975
Valuation allowances	(2,354)	(2,354)

Net deferred tax assets	$3,222	3,621

Net deferred tax assets are allocated between continuing and discontinued operations as follows:

	December 29,	December 30,
(Amounts in thousands)	2002	2001

Continuing operations:
Current deferred tax assets	$988	1,193
Long-term deferred tax assets	2,234	1,962

Net deferred tax assets	3,222	3,155

Discontinued operations:
Current deferred tax assets	—	466

Net deferred tax assets	—	466

Net deferred tax assets	$3,222	3,621

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

ABLEST INC.
Notes to Financial Statements, continued

12.     Employee Benefit Plans

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

The Company currently maintains a qualified defined contribution plan covering all employees in the United States. The Company matches the contributions of participating employees, with a maximum contribution limit, on the basis of the percentages specified in the plan. The matching contributions were approximately $198,000, $276,000 and $351,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively. Of these amounts approximately $198,000, $276,000 and $305,000 were allocated to continuing operations.

13.     Industry Segments

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

Corporate expenses include costs associated with providing executive, administrative, information technology and human resource services to field operations. These costs are not allocated to the operating segments. Operating segment and corporate data as of and for each of the years ended December 29, 2002, December 30, 2001 and December 31, 2000 is as follows:

	December 29,	December 30,	December 31,
(Amounts in thousands)	2002	2001	2000

Commercial Staffing Services:
Net service revenues	$94,125	76,595	88,219
Cost of services	77,301	61,920	69,235

Gross profit	16,824	14,675	18,984
Selling, general and administrative	9,921	10,773	11,389
Amortization of intangible assets	—	—	—
Intangible asset impairment	—	—	—

Operating income (loss)	6,903	3,902	7,595

Accounts receivable, net	$11,390	9,247	12,594

ABLEST INC.
Notes to Financial Statements, continued

	December 29,	December 30,	December 31,
(Amounts in thousands)	2002	2001	2000

Technology Staffing Services:
Net service revenues	$7,068	10,447	15,216
Cost of services	5,505	8,166	11,366

Gross profit	1,563	2,281	3,850
Selling, general and administrative	1,037	1,838	2,474
Amortization of intangible assets	—	323	366
Intangible asset impairment	—	—	—

Operating income (loss)	526	120	1,010

Accounts receivable, net	$425	958	2,316

Corporate:
Net service revenues	$—	—	—
Cost of services	—	—	—

Gross profit	—	—	—
Selling, general and administrative	6,863	6,788	7,412
Amortization of intangible assets	—	—	—
Intangible asset impairment	—	2,908	—

Operating income (loss)	(6,863)	(9,696)	(7,412)

Accounts receivable, net	$(176)	27	(281)

14.     Lease Commitments

The Company occupies certain facilities under non-cancelable operating lease arrangements. Expenses under such arrangements amounted to approximately $1,358,000, $1,434,000 and $1,247,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively, of which approximately $1,358,000, $1,434,000 and $1,220,000, respectively, relate to continuing operations.

In addition, the Company leases certain automotive and office equipment under non-cancelable operating lease arrangements, which provide for minimum monthly rental payments. Expenses under such arrangements amounted to approximately $153,000, $163,000 and $446,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively, of which approximately $153,000, $163,000 and $273,000, respectively, relate to continuing operations.

Management expects that in the normal course of its continuing operations, new leases will replace leases that expire. Real estate taxes, insurance and maintenance expenses are obligations of the Company. A summary of future minimum operating lease payments for continuing operations at December 29, 2002 follows:

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands)
Year	Real Property	Equipment	Total

2003	$1,177	128	1,305
2004	842	63	905
2005	301	15	316
2006	13	—	13

Total	$2,333	206	2,539

15.     Contingencies

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation and a general umbrella policy. The Company is self-insured for general liability, medical and workers’ compensation. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 29, 2002. Actual losses could differ from accrued amounts.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 6, 2002, following the completion of a screening process, the Company selected PricewaterhouseCoopers LLP as the Company’s independent accountants.

Prior to June 6, 2002, the Company had not consulted with PricewaterhouseCoopers LLP on items which involved the Company’s accounting principles or the type of audit opinion to be issued on the Company’s financial statements, but did discuss with PricewaterhouseCoopers LLP its engagement fees and standard engagement terms for serving as the Company’s auditors.

For the fiscal year ended December 29, 2002, there were no disagreements with its accountants on accounting and financial disclosure.

On March 28, 2001, following the completion of a screening process, the Company selected Arthur Andersen LLP as the Company’s independent accountants.

Prior to March 28, 2001, the Company had not consulted with Arthur Andersen LLP on items which involved the Company’s accounting principles or the type of audit opinion to be issued on the Company’s financial statements, but did discuss with Arthur Andersen LLP its engagement fees and standard engagement terms for serving as the Company’s auditors.

For the fiscal year ended December 30, 2001, there were no disagreements with its accountants on accounting and financial disclosure.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information in response to this item is hereby incorporated by reference to the information under the caption “Nominees for Directors” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Shareholders (the “Proxy Statement”) except, insofar, as information with respect to executive officers is presented in Part I hereof.

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

ITEM 14. Controls and Procedures

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and exchange Commission’s rules and forms.

Subsequent to the date of their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors to the Company’s knowledge that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 13.

(2)	Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger between C. H. Heist Corp. and Ablest Inc. dated February 4, 2000. (1)

2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (2)

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation of the Company. (2)

3.2	By-laws of the Registrant. (2)

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (1).

10.2	Standard LIBOR Grid Note agreement dated July 22, 2001, between the Company and Manufacturers and Traders Trust Company. (3)

10.3	Independent Directors Stock Option Plan adopted May 14, 2000. (2)

10.4	Option to Ownership Plan adopted October 9, 2000. (2)

10.5	Three year employment agreements with the Chairman of the Board, the CEO and the President of Ablest Inc. (2)

10.6	Two year employment agreement with the Vice President and Chief Financial Officer dated January 21, 2002. (3)

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit to the Registrant’s Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 30, 2001 and incorporated herein by reference.

b) One report on Form 8-K was filed by the Company during 2002. On June 10, 2002, the Company filed a report on Form 8-K regarding a Change in Registrant’s Certifying Accountants to PricewaterhouseCoopers LLP from Arthur Andersen LLP effective for the fiscal year ending December 29, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABLEST INC.

	By:	/s/ Vincent J. Lombardo Vincent J. Lombardo Vice President, Chief Financial Officer, Treasurer, and Secretary
Date: March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

ABLEST INC.

By:	/s/ Charles H. Heist	By:	/s/ Donna R. Moore

	Charles H. Heist Chairman of the Board		Donna R. Moore Director

By:	/s/ W. David Foster	By:	/s/ Richard W. Roberson

	W. David Foster Director and Chief Executive Officer		Richard W. Roberson Director

By:	/s/ Ronald K. Leirvik	By:	/s/ Charles E. Scharlau

	Ronald K. Leirvik Director		Charles E. Scharlau Director

March 20, 2003

CERTIFICATION

I, W. David Foster, certify that:

1.     I have reviewed this annual report on Form 10-K of Ablest Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ W. David Foster W. David Foster Chief Executive Officer

Date: March 20, 2003

CERTIFICATION

I, Vincent J. Lombardo, certify that:

1.     I have reviewed this annual report on Form 10-K of Ablest Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Vincent J. Lombardo Vincent J. Lombardo Vice President, Chief Financial Officer, Secretary and Treasurer

Date: March 20, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

	Balance at	Additions				Balance at
	beginning of	charged to	Additions charged to			end of
(Amounts in thousands)	the period	costs and expense	other accounts		Deductions	the period

Year Ended December 29, 2002
Allowance for doubtful accounts	$252	92	—		53	291
Deferred tax asset valuation allowance	$2,354	—	—		—	2,354
Year Ended December 30, 2001
Allowance for doubtful accounts	$390	649	—		787	252
Deferred tax asset valuation allowance	$1,044	1,115	195	(A)	—	2,354
Year Ended December 31, 2000
Allowance for doubtful accounts	$378	568	—		556	390
Deferred tax asset valuation allowance	$3,682	—	—		2,638	1,044

     (A)  Amount allocated from deferred tax asset to valuation allowance for deferred tax asset.