Form 10-Q
period 2003-03-30
ABLEST INC
filed 2003-05-01
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission File Number 1-10893

Ablest Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0978462
(State of Incorporation)	(I.R.S. Identification No.)

1901 Ulmerton Road, Suite 300
Clearwater, Florida 33762
(727) 299-1200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     The number of outstanding shares of the registrant’s Common Stock at April 2, 2003 was 2,853,188.

PART I FINANCIAL INFORMATION
PART II OTHER INFORMATION
CERTIFICATION
CERTIFICATION
Certification of Chief Executive Officer
Certification of Chief Financial Officer

ABLEST INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share and per share data)

	March 30,	December 29,
ASSETS	2003	2002

CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$2,893	$1,858
Accounts receivable, net	11,435	11,639
Prepaid expenses and other current assets	449	296
Current deferred tax asset	988	988

Total current assets	15,765	14,781
Property, plant and equipment, net	783	872
Deferred tax asset, net	2,234	2,234
Goodwill, net	1,283	1,283
Other assets	41	46

Total assets	$20,106	$19,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$345	$256
Accrued expenses and other current liabilities	2,942	4,008
Short-term borrowings	2,000	—

Total current liabilities	5,287	4,264
Other liabilities	76	81

Total liabilities	5,363	4,345

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at March 30, 2003 and December 29, 2002	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,293,395 shares issued and outstanding at March 30, 2003 and December 29, 2002	165	165
Additional paid-in capital	4,936	4,936
Retained earnings	11,656	11,725
Treasury stock at cost; 440,207 and 428,341 shares held at March 30, 2003 and December 29, 2002, respectively	(2,014)	(1,955)

Total stockholders’ equity	14,743	14,871

Total liabilities and stockholders’ equity	$20,106	$19,216

See accompanying Notes to Condensed Financial Statements

ABLEST INC.
Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week
	Periods Ended

	March 30, 2003	March 31, 2002

Net service revenues	$23,239	$19,227
Cost of services	19,116	15,617

Gross profit	4,123	3,610
Selling, general and administrative expenses	4,245	4,192

Operating income (loss)	(122)	(582)

Other income:
Interest income (expense), net	(5)	50
Miscellaneous, net	16	4

Total other income, net	11	54

Income (loss) before income taxes	(111)	(528)
Income tax expense (benefit)	(42)	(201)

Net income (loss)	$(69)	$(327)

Basic net income (loss) per common share	$(0.02)	$(0.11)

Diluted net income (loss) per common share	$(0.02)	$(0.11)

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,861,310	2,900,882

Diluted	2,888,844	2,900,882

See accompanying Notes to Condensed Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Thirteen Week
	Periods Ended

	March 30, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(69)	$(327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	135	181
Stock compensation	22	21
Changes in assets and liabilities (see below)	(948)	(62)

Net cash provided by (used in) by operating activities	(860)	(187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(46)	(16)

Net cash provided by (used in) investing activities	(46)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,000	—
Purchase of treasury shares	(59)	(32)

Net cash provided by (used in) financing activities	1,941	(32)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,035	(235)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,858	607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,893	$372

Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$204	$66
Prepaid expenses and other current assets	(153)	(227)
Other assets	5	—
Accounts payable	89	(84)
Accrued expenses and other current liabilities	(1,088)	183
Other liabilities	(5)	—

Total	$(948)	$(62)

See accompanying Notes to Condensed Financial Statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

1. COMPANY BACKGROUND

     Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 47 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial and information technology needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking, shipping, network administration, database administration, program analyst, web development, project management and technical writing. Ablest does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

2. BASIS OF PRESENTATION

     These interim financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2002. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

     All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen-week period ended March 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, (SFAS No. 148), “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and did not have a material financial impact upon the Company.

4. SHORT-TERM BORROWINGS

     On July 22, 2001, the Company signed a $5,000,000 Standard LIBOR Grid Note agreement (“LIBOR Agreement”) with Manufacturers and Traders Trust Company (“M&T”). The interest rate on borrowings under the unsecured credit facility is elected by the Company at the time of borrowing and is either (i) the bank’s prime rate or (ii) the 30, 60, or 90 day London Interbank Offered Rate (“LIBOR”) plus 250 basis points (“Modified LIBOR Rate”).

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

5. STOCKHOLDERS’ EQUITY

     The changes in stockholders’ equity for the thirteen week period ended March 30, 2003 are summarized as follows:

		Additional				Total
(amounts in thousands,	Common	Paid-in	Retained	Treasury	Stock	Stockholders'
except share data)	Stock	Capital	Earnings	Shares	Amount	Equity

Balance at December 29, 2002	$165	$4,936	$11,725	428,341	$(1,955)	$14,871
Net loss	—	—	(69)	—	—	(69)
Stock repurchase program	—	—	—	11,866	(59)	(59)

Balance at March 30, 2003	$165	$4,936	$11,656	440,207	$(2,014)	$14,743

6. STOCK OPTIONS

     The Company grants stock options for a fixed number of shares to executive officers, certain other key employees, and independent directors. The Company has elected to continue to use the intrinsic value method of accounting for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Financial Accounting Standards No. 123, (SFAS No. 123), “Accounting for Stock-Based Compensation”.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

	For the Thirteen Week
(amounts in thousands except share and per share data)	Periods Ended

	March 30, 2003	March 31, 2002

Net income (loss), as reported	$(69)	$(327)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net-of related tax effects	10	—

Net income (loss), pro forma	$(79)	$(327)

Net income (loss) per share:
Basic, as reported	$(0.02)	$(0.11)

Diluted, as reported	$(0.02)	$(0.11)

Basic, pro forma	$(0.03)	$(0.11)

Diluted, pro forma	$(0.03)	$(0.11)

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,861,310	2,900,882
Diluted	2,888,844	2,900,882

ABLEST INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Results of Operations:

     The following discussion compares the quarter ended March 30, 2003 to the quarter ended March 31, 2002 and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

     Revenues for the quarter and year to date period ended March 30, 2003 were $23.2 million compared to $19.2 million for the quarter and year ended March 31, 2002, an increase of $4.0 million or 20.9%. Revenue from the Company’s clerical and industrial services increased $5.3 million for the current period compared to one year earlier. This increase is due to several large industrial customers and the gradual improvement of industrial services. The increase in revenues was partially offset by a $1.3 million decrease from the Company’s information technology services for the current period compared to one year earlier. Information technology services continue to be especially hard hit by remaining economic uncertainty and by reduced corporate spending for these services in particular.

     Gross profit was $4.1 million for the first quarter of 2003 compared to $3.6 million in 2002, an increase of $500,000 or 14.2%. Gross profit for the Company’s clerical and industrial services increased by $800,000 over the same period, year to year. Driving this change was an increase in the percentage of revenue generated from large, high-volume industrial accounts. Gross profit for the Company’s information technology services declined by $300,000 in the current period compared to one year earlier.

     Selling, general and administrative expenses increased by $53,000 or 1.3% to $4.2 million from one year earlier. This 1.3% increase, compared to the 20.9% increase in revenues, reflects containment of costs and management of staff levels. Reductions include a decrease of $170,000 related to information technology services as the Company continues to align those services with its business volume.

     Other income, net decreased by $43,000 to $11,000 compared to $54,000 in the same period last year. The decrease was primarily the result of a $32,000 interest payment in 2002 that related to the Company’s amended 1998 Federal Income Tax return.

     Income tax benefit decreased $159,000 to $42,000 from $201,000 for the first quarter of 2003 as compared to the first quarter of 2002. This is due to a $201,000 refund received in first quarter 2002 for resolution of an IRS audit of the Company’s fiscal 1998 tax return.

Liquidity and Capital Resources:

     The quick ratio was 2.8 to 1 and 3.2 to 1 at March 30, 2003 and December 29, 2002, respectively, and the current ratio was 3.0 to 1 and 3.5 to 1, for the same respective periods. Net working capital decreased by $39,000 or 2.6% to $10.5 million for the current quarter and year to date period. The decrease was primarily due to an increase of $1.0 million in cash, an increase in short term debt of $2.0

ABLEST INC.

million and a decrease in accrued expenses of $1.1 million. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash. Capital expenditures were $46,000 during the current quarter.

     The Company maintains a Standard LIBOR Grid Note Agreement (“LIBOR Agreement”). The LIBOR Agreement allows borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or at the Company’s option, using a formula which adds 250 basis points or 2.5% to the 30, 60 or 90 day London Interbank Offered Rate. The LIBOR Agreement is a one-year demand note that expires on July 22, 2003, and is renewable annually with the consent of both parties. The LIBOR Agreement does not contain working capital or other financial covenants. The Company believes that this line will be renewed or replaced prior to its expiration. Since, however, the Company must repay any borrowings under the LIBOR Agreement on demand, there is no guarantee that the Company will be able to maintain or obtain the desired funding if, for any reason, the financial institution does not wish to continue to extend credit to the Company. At the current time, given the Company’s financial condition, the nature of its business, which does not require attainment or maintenance of high levels of working capital, its historical relationship with the financial institution and the fact that working capital requirements tend to decline if revenues decline, the Company believes that it will be able to borrow required funds under the LIBOR Agreement. If, however, the financial institution were to demand repayment of the borrowings (or decline to provide funding) under the LIBOR Agreement for any reason, the Company would be in the position of having to secure, from other sources, funding to finance its working capital requirements. Such new sources could require commitment fees, financial covenants and other conditions, taking into consideration such factors as the health of the national economy, staffing industry performance and trends, and the Company’s financial condition, performance and prospects. In such event, there is no guarantee that the Company would be able to secure such funding on favorable terms.

     It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements and capital expenditures for the remainder of fiscal 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not believe that its exposure to fluctuations in interest rates is material.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.	OTHER INFORMATION
Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Not applicable

ABLEST INC.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEST INC.

	By:	/s/ Vincent J. Lombardo Vincent J. Lombardo Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: April 30, 2003

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

Date: April 30, 2003

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

Date: April 30, 2003