Form 10-Q
period 2003-06-29
ABLEST INC
filed 2003-08-13
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-10893

Ablest Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0978462
(State of Incorporation)	(I.R.S. Identification No.)

1901 Ulmerton Road, Suite 300
Clearwater, Florida 33762
(727) 299-1200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐

     The number of outstanding shares of the registrant’s Common Stock at June 29, 2003 was 2,868,722.

ABLEST INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share and per share data)

	June 29, 2003	December 29, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,646	$1,858
Accounts receivable, net	11,280	11,639
Prepaid expenses and other current assets	428	296
Current deferred tax asset	988	988

Total current assets	16,342	14,781
Property, plant and equipment, net	728	872
Deferred tax asset, net	2,234	2,234
Goodwill, net	1,283	1,283
Other assets	39	46

Total assets	$20,626	$19,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$196	$256
Accrued expenses and other current liabilities	3,692	4,008
Short-term borrowings	2,000	—

Total current liabilities	5,888	4,264
Other liabilities	67	81

Total liabilities	5,955	4,345

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at June 29, 2003 and December 29, 2002	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,308,929 shares issued and outstanding including shares held in treasury at June 29, 2003 and December 29, 2002, respectively	165	165
Additional paid-in capital	4,936	4,936
Retained earnings	11,584	11,725
Treasury stock at cost; 440,207 and 428,341 shares held at June 29, 2003 and December 29, 2002, respectively	(2,014)	(1,955)

Total stockholders’ equity	14,671	14,871

Total liabilities and stockholders’ equity	$20,626	$19,216

See accompanying Notes to Condensed Financial Statements

ABLEST INC.
Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week		For the Twenty-six Week
	Periods Ended		Periods Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net service revenues	$24,264	$26,234	$47,503	$45,461
Cost of services	20,550	21,411	39,666	37,027

Gross profit	3,714	4,823	7,837	8,434
Selling, general and administrative expenses	3,830	4,404	8,075	8,597

Operating income (loss)	(116)	419	(238)	(163)

Other:
Interest income (expense), net	(17)	(6)	(22)	44
Miscellaneous, net	17	(8)	33	(4)

Other income (loss)	—	(14)	11	40

Income (loss) before income taxes	(116)	405	(227)	(123)
Income tax expense (benefit)	(44)	—	(86)	(201)

Net income (loss)	$(72)	$405	$(141)	$78

Basic net income (loss) per common share	$(0.03)	$0.14	$(0.05)	$0.03

Diluted net income (loss) per common share	$(0.03)	$0.14	$(0.05)	$0.03

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,868,381	2,873,007	2,864,845	2,896,944

Diluted	2,868,381	2,893,007	2,864,845	2,916,944

See accompanying Notes to Condensed Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Twenty-six Week
	Periods Ended

	June 29, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(141)	$78
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	258	343
Loss (gain) on disposal of property, plant and equipment	3	6
Deferred income taxes	—	(1)
Stock compensation	13	51
Changes in assets and liabilities (see below)	(169)	(2,081)

Net cash provided by (used in) operating activities	(36)	(1,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(117)	(27)

Net cash provided by (used in) investing activities	(117)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,000	1,650
Repayment of short-term borrowings	—	(200)
Purchase of treasury shares	(59)	(71)

Net cash provided by (used in) financing activities	1,941	1,379

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,788	(252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,858	607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,646	$355

Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$359	$(3,495)
Prepaid expenses and other current assets	(132)	(163)
Other assets	7	—
Accounts payable	(60)	73
Accrued expenses and other current liabilities	(329)	1,504
Other liabilities	(14)	—

Total change in assets and liabilities providing (using) cash	$(169)	$(2,081)

See accompanying Notes to Condensed Financial Statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

1. COMPANY BACKGROUND

     Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 44 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial and information technology needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking, shipping, network administration, database administration, program analyst, web development, project management and technical writing. Ablest does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

2. BASIS OF PRESENTATION

     These interim financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2002. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

     All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the twenty-six week period ended June 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and did not have a material financial impact upon the Company.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

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

     The LIBOR Agreement is a one-year demand note that originally expired on July 21, 2001 and is renewable annually with the consent of both parties. It does not contain working capital or other restrictive covenants. On June 14, 2002, the Company renewed the LIBOR Agreement for another year extending the expiration date to July 22, 2003. All other terms and conditions of the LIBOR Agreement remain unchanged.

     The $2,000,000 in short-term borrowings on the balance sheet for June 29, 2003, was borrowed under this LIBOR Agreement. See Note 7, Subsequent Events, for additional information.

5. STOCKHOLDERS’ EQUITY

     The changes in stockholders’ equity for the twenty-six week period ended June 29, 2003 are summarized as follows:

		Additional				Total
(amounts in thousands,	Common	Paid-in	Retained	Treasury	Stock	Stockholders'
except share data)	Stock	Capital	Earnings	Shares	Amount	Equity

Balance at December 29, 2002	$165	$4,936	$11,725	428,341	$(1,955)	$14,871
Net loss	—	—	(141)	—	—	(141)
Stock repurchase program	—	—	—	11,866	(59)	(59)

Balance at June 29, 2003	$165	$4,936	$11,584	440,207	$(2,014)	$14,671

6. STOCK OPTIONS

     The Company grants stock options for a fixed number of shares to executive officers, certain other key employees, and independent directors. On May 20, 2003, the date of the Company’s Annual Meeting of Shareholders, upon re-election to the Board of Directors (“Board”), the independent directors of the Board were granted options to purchase 6,000 shares as per the terms of the Company’s Independent Directors’ Stock Option Plan. The options become fully vested one year from the date of grant. The options are exercisable at the closing market price on the date of grant.

     The Company has elected to continue to use the intrinsic value method of accounting for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Financial Accounting Standards No. 123, (“SFAS No. 123”), “Accounting for Stock-Based Compensation”.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

	For the Twenty-six Week
	Periods Ended

(amounts in thousands except share and per share data)	June 29, 2003	June 30, 2002

Net income (loss), as reported	$(141)	$78
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	15	—

Net income (loss), pro forma	$(156)	$78

Net income (loss) per share:
Basic, as reported	$(0.05)	$0.03

Diluted, as reported	$(0.05)	$0.03

Basic, pro forma	$(0.05)	$0.03

Diluted, pro forma	$(0.05)	$0.03

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,864,845	2,896,944
Diluted	2,864,845	2,916,944

7. SUBSEQUENT EVENTS

     In July 2003, the Company renewed the LIBOR Agreement for thirty days.

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) to replace the existing LIBOR Agreement. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the 30, 60, or 90 day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions.

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

Results of Operations:

     The following discussion compares the quarter ended June 29, 2003 to the quarter ended June 30, 2002, and June 29, 2003 year to date to June 30, 2002 year to date and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

     Revenues totaled $24.3 million and $47.5 million for the quarter and year to date periods ended June 29, 2003 as compared to $26.2 million and $45.5 million for the quarter and year to date periods ended June 30, 2002. Revenue decreased $1.9 million for the quarter primarily due to a reduction in the needs of one large account and a decrease in information technology services billing. Information technology services continue to be especially hard hit by reduced corporate spending for these services in particular. Year to date commercial services revenue increased $2.0 million due to the addition of several large industrial customers and increased account penetration in others.

     Gross profit was $3.7 million and $7.8 million for the quarter and year to date periods ended June 29, 2003 as compare to $4.8 million and $8.4 million for the quarter and year to date periods ended June 30, 2002. Commercial services gross profit decreased by $800,000 for the quarter primarily due to a $600,000 increase in workers’ compensation self-insurance reserves for adverse developments in a small group of claims originated in 2001 and 2002. Year to date gross profit for the Company’s commercial services was flat for 2003 as compared to 2002. Gross profit for the Company’s information technology services decreased by $300,000 and $600,000 for the quarter and year to date periods ended June 29, 2003 as compared to the quarter and year to date periods ended June 30, 2002.

     Selling, general and administrative expenses decreased by $574,000, or 13.0%, and $522,000, or 6.1%, to $3.8 million and $8.1 million for the quarter and year to date periods ended June 29, 2003 as compared to the same periods ended June 30, 2002. The decrease reflects containment of costs and management of staff levels. Reductions include a decrease of $140,000 and $260,000 for the quarter and year to date periods ended June 29, 2003 as compared to the quarter and year to date periods ended June 30, 2002 related to information technology services as the Company continues to align those services with its business volume.

     There was no other income (loss) for the quarter ended June 29, 2003 as compared to a $14,000 loss for the quarter ended June 30, 2002. For the year to date period ended June 29, 2003, other income decreased $29,000 as compared to the year to date period ended June 30, 2002. The decrease was primarily the result of receiving interest income of $32,000 in the quarter ended March 31, 2002 that related to the Company’s amended 1998 federal income tax return.

     Income tax benefit of $44,000 was recorded for the quarter ended June 29, 2003 as compared to no tax benefit for the quarter ended June 30, 2002. Income tax benefit of $86,000 was recorded for the year to date period ended June 29, 2003, an increase of $115,000 as compared to the year to date period ended June 30, 2002 primarily due to a $201,000 refund received in first quarter 2002 for resolution of an IRS audit of the Company’s fiscal 1998 tax return.

Liquidity and Capital Resources:

     The quick ratio was 2.5 to 1 and 3.2 to 1 at June 29, 2003 and December 29, 2002, respectively, and the current ratio was 2.8 to 1 and 3.5 to 1, for the same respective periods. Net working capital decreased by $64,000 to $10.5 million for the current year to date period. The decrease was primarily due to an increase of $1.7 million in cash, an increase in short term debt of $2.0 million and a decrease in accrued expenses of $300,000. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash. Capital expenditures were $117,000 during the current year to date period.

     During the second quarter, the Company continued to maintain its Standard LIBOR Grid Note Agreement (“LIBOR Agreement”) that allowed borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or, at the Company's option, a rate calculated by using a formula which added 250 basis points or 2.5% to the thirty, sixty or ninety day LIBOR. The LIBOR Agreement was a one-year demand note that was due to expire on July 22, 2003, but was renewed for an additional thirty days while the Company and the bank negotiated a new two-year $7.5 million Committed Revolving Credit Facility (the "Facility") to replace the LIBOR Agreement. The Company and the bank entered into the Facility on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank's prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005, and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s 2003 Annual Meeting of Shareholders was held on May 20, 2003. The following directors, comprising the entire Board of Directors of the Company, were re-elected to the Board of Directors for a term of one year expiring at the date of the Company’s 2004 Annual Meeting of Shareholders:

	Votes For	Withheld

Charles H. Heist	2,560,493	28,006
W. David Foster	2,557,993	30,506
Charles E. Scharlau	2,572,435	16,064
Ronald K. Leirvik	2,574,935	13,564
Richard W. Roberson	2,574,935	13,564
Donna R. Moore	2,574,437	14,062

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated April 30, 2003, under Item 9. The report included a press release reporting the Company’s results of operations and financial condition for the quarter ended March 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEST INC.

By:	/s/ Vincent J. Lombardo

Vincent J. Lombardo
Vice President, Chief Financial Officer,
Treasurer, and Secretary

Date: August 13, 2003