Form 10-Q
period 2003-09-28
ABLEST INC
filed 2003-10-24
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-10893

Ablest Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	65-0978462 (I.R.S. Identification No.)

1901 Ulmerton Road, Suite 300
Clearwater, Florida 33762
(727) 299-1200
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of outstanding shares of the registrant’s Common Stock at September 28, 2003 was 2,856,500.

ABLEST INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share and per share data)

	September 28, 2003	December 29, 2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,372	$1,858
Accounts receivable, net	13,440	11,639
Prepaid expenses and other current assets	407	296
Current deferred tax asset	988	988

Total current assets	16,207	14,781
Property, plant and equipment, net	733	872
Deferred tax asset, net	2,234	2,234
Goodwill, net	1,283	1,283
Other assets	40	46

Total assets	$20,497	$19,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$718	$256
Accrued expenses and other current liabilities	4,739	4,008
Short-term borrowings	—	—

Total current liabilities	5,457	4,264
Other liabilities	86	81

Total liabilities	5,543	4,345

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized , none issued or outstanding at September 28, 2003 and December 29, 2002	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,308,929 shares issued and outstanding including shares held in treasury at September 28, 2003 and December 29, 2002, respectively	165	165
Additional paid-in capital	4,936	4,936
Retained earnings	11,934	11,725
Treasury stock at cost; 452,429 and 428,341 shares held at September 28, 2003 and December 29, 2002, respectively	(2,081)	(1,955)

Total stockholders’ equity	14,954	14,871

Total liabilities and stockholders’ equity	$20,497	$19,216

See accompanying Notes to Condensed Financial Statements

ABLEST INC.
Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week		For the Thirty-nine Week
	Periods Ended		Periods Ended

	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net service revenues	$26,668	$29,287	$74,171	$74,748
Cost of services	22,111	24,006	61,777	61,034

Gross profit	4,557	5,281	12,394	13,714
Selling, general and administrative expenses	3,999	4,479	12,074	13,075

Operating income (loss)	558	802	320	639

Other:
Interest income (expense), net	(9)	(20)	(31)	24
Miscellaneous, net	14	24	47	20

Other income (loss)	5	4	16	44

Income (loss) before income taxes	563	806	336	683
Income tax expense (benefit)	213	280	127	79

Net income (loss)	$350	$526	$209	$604

Basic net income (loss) per common share	$0.12	$0.18	$0.07	$0.21

Diluted net income (loss) per common share	$0.12	$0.18	$0.07	$0.21

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,858,197	2,864,422	2,862,629	2,872,847

Diluted	2,876,197	2,884,422	2,880,629	2,892,847

See accompanying Notes to Condensed Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Thirty-nine Week
	Periods Ended

	September 28, 2003	September 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$209	$604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	388	495
Loss (gain) on disposal of property, plant and equipment	6	42
Deferred income taxes	—	(1)
Stock compensation	37	71
Changes in assets and liabilities (see below)	(745)	(569)

Net cash provided by (used in) operating activities	(105)	642

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(255)	(53)

Net cash provided by (used in) investing activities	(255)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,000	5,950
Repayment of short-term borrowings	(2,000)	(5,950)
Purchase of treasury shares	(126)	(124)

Net cash provided by (used in) financing activities	(126)	(124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(486)	465
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,858	607

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,372	$1,072

Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$(1,801)	$(2,816)
Prepaid expenses and other current assets	(111)	(113)
Other assets	6	13
Accounts payable	462	330
Accrued expenses and other current liabilities	694	2,017
Other liabilities	5	—

Total change in assets and liabilities providing (using) cash	$(745)	$(569)

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

     All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirty-nine week period ended September 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, (“SFAS No. 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and did not have a material financial impact upon the Company.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

4. SHORT-TERM BORROWINGS

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions.

     The Facility replaced the Company’s Standard LIBOR Grid Note Agreement (“LIBOR Agreement”) that allowed borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or, at the Company’s option, a rate calculated by using a formula which added 250 basis points or 2.5% to the thirty, sixty or ninety day LIBOR. The LIBOR Agreement was a one-year demand note due to expire on July 22, 2003, but was renewed for an additional thirty days while the Company and M&T negotiated the new Facility.

5. STOCKHOLDERS’ EQUITY

     The changes in stockholders’ equity for the thirty-nine week period ended September 28, 2003 are summarized as follows:

(amounts in thousands,		Additional				Total
except share data)	Common	Paid-in	Retained	Treasury	Stock	Stockholders'
	Stock	Capital	Earnings	Shares	Amount	Equity

Balance at December 29, 2002	$165	$4,936	$11,725	428,341	$(1,955)	$14,871
Net income (loss)	—	—	209	—	—	209
Stock repurchase program	—	—	—	24,088	(126)	(126)

Balance at September 28, 2003	$165	$4,936	$11,934	452,429	$(2,081)	$14,954

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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

	For the Thirty-nine Week
(amounts in thousands except share and per share data)	Periods Ended

	September 28, 2003	September 29, 2002

Net income (loss), as reported	$209	$604
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	15	—

Net income (loss), pro forma	$194	$604

Net income (loss) per share:
Basic, as reported	$0.07	$0.21

Diluted, as reported	$0.07	$0.21

Basic, pro forma	$0.07	$0.21

Diluted, pro forma	$0.07	$0.21

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,862,629	2,872,847

Diluted	2,880,629	2,892,847

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

Results of Operations:

     The following discussion compares the quarter ended September 28, 2003 to the quarter ended September 29, 2002, and September 28, 2003 year to date to September 29, 2002 year to date and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

     Revenues totaled $26.7 million and $74.2 million for the quarter and year to date periods ended September 28, 2003 as compared to $29.3 million and $74.7 million for the quarter and year to date periods ended September 29, 2002. Revenue decreased $2.6 million for the quarter primarily due to a reduction in the needs of one large account and a decrease in information technology services billing. Information technology services continue to be especially hard hit by reduced corporate spending for these services in particular. Year to date commercial services revenue increased $2.9 million due to the addition of several large industrial customers and increased account penetration in others.

     Gross profit was $4.6 million and $12.4 million for the quarter and year to date periods ended September 28, 2003 as compared to $5.3 million and $13.7 million for the quarter and year to date periods ended September 29, 2002. Commercial services gross profit decreased by $542,000 for the quarter primarily due to a $211,000 increase in workers’ compensation self-insurance. Year to date gross profit for the Company’s commercial services decreased $512,000 for 2003 as compared to 2002. The year to date decrease in gross profit includes an increase in workers’ compensation self-insurance of $817,000. Gross profit for the Company’s information technology services decreased by $182,000 and $808,000 for the quarter and year to date periods ended September 28, 2003 as compared to the quarter and year to date periods ended September 29, 2002.

     Selling, general and administrative expenses decreased by $480,000, or 10.7%, and $1.0 million, or 7.7%, to $4.0 million and $12.1 million for the quarter and year to date periods ended September 28, 2003 as compared to the same periods ended September 29, 2002. The decrease reflects containment of costs and management of staff levels. Reductions include a decrease of $111,000 and $489,000 for the quarter and year to date periods ended September 28, 2003 as compared to the quarter and year to date periods ended September 29, 2002 related to information technology services as the Company continues to align those services with its business volume.

     There was $5,000 other income for the quarter ended September 28, 2003 as compared to $4,000 for the quarter ended September 29, 2002. For the year to date period ended September 28, 2003, other income decreased $28,000 as compared to the year to date period ended September 29, 2002. The decrease was primarily the result of receiving interest income of $32,000 in the quarter ended March 31, 2002 that related to the Company’s amended 1998 federal income tax return.

     Income tax expense of $213,000 was recorded for the quarter ended September 28, 2003 as compared to $280,000 for the quarter ended September 29, 2002. Income tax expense of $127,000 was recorded for the year to date period ended September 28, 2003, an increase of $48,000 as compared to the year to date period ended September 29, 2002.

Liquidity and Capital Resources:

     The quick ratio was 2.8 to 1 and 3.2 to 1 at September 28, 2003 and December 29, 2002, respectively, and the current ratio was 3.0 to 1 and 3.5 to 1, for the same respective periods. Net working capital increased by $233,000 to $10.8 million for the current year to date period. The increase was primarily due to an increase of $1.8 million in accounts receivable, net and an increase in accrued expenses and other current liabilities of $731,000. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash. Capital expenditures were $255,000 during the current year to date period.

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions.

     The Facility replaced the Company’s Standard LIBOR Grid Note Agreement (“LIBOR Agreement”) that allowed borrowing for general corporate needs of up to $5.0 million with interest calculated at the bank’s then prime lending rate or, at the Company’s option, a rate calculated by using a formula which added 250 basis points or 2.5% to the thirty, sixty or ninety day LIBOR. The LIBOR Agreement was a one-year demand note due to expire on July 22, 2003, but was renewed for an additional thirty days while the Company and M&T negotiated the new Facility.

     It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements and capital expenditures for the remainder of fiscal 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not believe that its exposure to fluctuations in interest rates is material.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation, as of the end of the period covered by this quarterly report of the effectiveness of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company.
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

     The Company filed a report on Form 8-K dated August 1, 2003, under Item 12. The report included a press release reporting the Company’s results of operations and financial condition for the thirteen and twenty-six weeks ended June 29, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEST INC

	By:	/s/ Vincent J. Lombardo

Vincent J. Lombardo Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: October 24, 2003

Exhibit Index

Exhibit
Number	Description of Document

10	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.