Form 10-K
period 2003-12-28
ABLEST INC
filed 2004-02-17
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

Commission File Number 1-10893

Ablest Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	65-0978462 (I.R.S.Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The aggregate market value of the Registrant’s common shares held by non-affiliates at December 31, 2003 was approximately $3,400,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of common shares of the Registrant outstanding at December 31, 2003 was 2,851,200.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1. Business

General

Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 45 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial and information technology needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management and technical writing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

The staffing services business is highly competitive with few barriers to entry. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the staffing services field are quality of service, reliability of personnel and price.

Operations

The table below is a summary of information relating to the Company’s operations for each of the last three fiscal years. The discontinued operation note refers to the Company’s former industrial maintenance operations.

(Amounts in thousands)	December 28, 2003	December 29, 2002	December 30, 2001

Revenues from Unaffiliated Customers:
Staffing Services	$104,048	$101,193	$87,042
Discontinued Operations	—	—	—
Operating Income (Loss):
Staffing Services	1,061	566	(5,674)
Discontinued Operations	72	119	—
Identifiable Assets:
Staffing Services	22,579	19,216	16,951
Discontinued Operations	—	—	261

Working Capital. By virtue of the nature of the Company’s business, the attainment and maintenance of high levels of working capital is not required.

Backlog. In view of the fact that the Company’s services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

Employees. The ongoing staffing business comprises approximately 5,250 persons, 141 of which were full time at December 28, 2003. The Company considers its employee relations to be satisfactory.

Discontinued Operations

Prior to March 13, 2000, the Company operated as C. H. Heist Corp. with two service segments: Staffing Services and Industrial Maintenance.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance business and the stock of its Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. (“Onyx”). For the 2001 fiscal year reported herein, the Company’s industrial maintenance business was reported as a discontinued operation. See the notes to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the discontinued operations. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.

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

ITEM 2. Properties

The Company currently leases 13,724 square feet of office space in Clearwater, Florida that serves as its corporate headquarters. Forty-five additional facilities are leased under rental agreements and under terms and conditions prevailing in the various service locations. The Company considers all of its offices and facilities suitable and adequate for servicing its customers.

ITEM 3. Legal Proceedings

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Registrant’s Common Stock

The Company’s common stock trades on the American Stock Exchange under the symbol “AIH”.

Price Range of Common Stock

The following table presents the quarterly high and low sales price of our common stock as reported by the American Stock Exchange during each quarter of the years ended December 28, 2003 and December 29, 2002:

	2003		2002
	High	Low	High	Low

1st Quarter	$5.85	$4.70	$4.65	$4.25
2nd Quarter	5.05	4.60	4.60	3.45
3rd Quarter	6.95	5.17	4.50	3.46
4th Quarter	5.70	4.95	6.65	4.15

Number of Common Shareholders

On December 31, 2003, there were 495 holders of record of our common stock.

Dividends

The Company currently does not pay a dividend on its common shares.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all existing equity compensation plans as of December 28, 2003, including the 1991 Stock Option Plan, 2000 Independent Directors’ Stock Option Plan and 2002 Restricted Stock Plan.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a))

	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	66,000	$5.77	292,466
Equity compensation Plans not approved by security holders	—	$—	—

Total	66,000	$5.77	292,466

ITEM 6. Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto.

Fiscal Year Ended December	2003	2002	2001	2000	1999
(Amounts in thousands, except per share data)
Net service revenues	$104,048	$101,193	$87,042	$103,435	$98,094
Net income (loss) from continuing operations	2,883	608	(5,120)	592	(3,956)
Income (loss) per common share from continuing operations:
basic	1.01	0.21	(1.75)	0.21	(1.37)
diluted	0.99	0.21	(1.75)	0.21	(1.37)
Total assets	22,579	19,216	17,212	24,759	44,009
Long-term debt	—	—	—	—	15,950

The following summarizes quarterly operating results:

2003 Quarters	1st	2nd	3rd	4th
(Amounts in thousands, except per share data)
Net service revenues	$23,239	$24,264	$26,668	$29,877
Gross profit	4,123	3,714	4,557	5,319
Operating income (loss)	(122)	(116)	558	741
Net income (loss) from continuing operations	(69)	(72)	350	2,674
Income (loss) per common share, basic
Continuing operations	$(0.02)	$(0.03)	$0.12	$0.94
Adj. to loss on sale of discontinued operations	—	—	—	0.02

	$(0.02)	$(0.03)	$0.12	$0.96

Income (loss) per common share, diluted
Continuing operations	$(0.02)	$(0.03)	$0.12	$0.92
Adj. to loss on sale of discontinued operations	—	—	—	0.02

	$(0.02)	$(0.03)	$0.12	$0.94

2002 Quarters	1st	2nd	3rd	4th
(Amounts in thousands, except per share data)
Net service revenues	$19,227	$26,234	$29,287	$26,445
Gross profit	3,610	4,823	5,281	4,673
Operating income (loss)	(582)	419	802	(73)
Net income (loss) from continuing operations	(327)	405	526	4
Income (loss) per common share, basic and diluted
Continuing operations	$(0.11)	$0.14	$0.18	$—
Adj. to loss on sale of discontinued operations	—	—	—	0.03

	$(0.11)	$0.14	$0.18	$0.03

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

For the fiscal year ended December 28, 2003, compared to December 29, 2002.

Fiscal Year 2003 was comprised of 52 weeks, as was fiscal 2002.

Results of Operations:

Net service revenues totaled $104.0 million for fiscal 2003 as compared to $101.2 million for fiscal 2002. Net service revenue increased $2.9 million due to the addition of several large industrial and clerical customers as well as account penetration in others. Information technology services continue to be especially hard hit by reduced corporate spending for these services in particular.

Gross profit was $17.7 million for fiscal 2003 and $18.4 million for fiscal 2002. Gross profit decreased $700,000 primarily due to an increase in workers’ compensation self-insurance of $950,000.

Selling, general and administrative expenses decreased by $1.2 million, or 6.6%, to $16.7 million for fiscal 2003 as compare to fiscal 2002. The decrease reflects containment of costs and management of staff levels as the Company continues to align services with business volume. During 2003, the Company closed two offices that were not performing to expectation and consolidated three other offices into one location. These and other office closings and realignments accounted for a $900,000 reduction in selling, general and administrative expenses in fiscal 2003 as compared to fiscal 2002.

Other income (expense), net, decreased by $207,000 to $53,000 in fiscal 2003 as compared to fiscal 2002. This decrease is due to the receipt in fiscal 2002 of $211,000 from the Canadian workers’ compensation board for settlement of claims previously funded by the Company.

The effective tax rate for fiscal 2003 is a benefit of 146.9%. The tax benefit of $1.7 million reported for fiscal

2003 includes the reversal of a previously provided deferred tax asset valuation allowance in the amount of $2.4 million. The effective tax rate for fiscal 2003 without the deferred tax asset valuation allowance reversal is an expense of 51.6%. This is compared to fiscal 2002 tax expense of $268,000, including a refund of $201,000 for the Company’s 1998 amended federal income tax return, and an effective tax rate of 28.4%.

Discontinued Operations:

Adjustment to loss on sale of discontinued operations, net of income taxes, was $45,000 for fiscal 2003. Reserves for potential environmental and other exposures that are no longer needed based on the Company’s determination of the liability status totaled $72,000. Income tax expense related to this income was $27,000. At December 28, 2003, there are no reserves relating to the industrial maintenance business.

For the fiscal year ended December 29, 2002, compared to December 30, 2001.

Fiscal Year 2002 was comprised of 52 weeks, as was fiscal 2001.

Results of Operations:

Net service revenues increased by $14.2 million or 16.3% to $101.2 million from $87.0 million for the year ended December 29, 2002 compared to the year ended December 30, 2001.

Net service revenues for the Company’s commercial staffing services segment increased by $17.5 million or 22.9% to $94.1 million from $76.6 million for fiscal 2002 as compared to fiscal 2001. This increase is from several large industrial customers and the gradual improvement of the industrial sector. Historically, the staffing industry is one of the first to feel the impact of a declining economy and conversely, is one of the first to benefit from an improving economy. During fiscal 2002, the Company closed two commercial staffing offices, one that was not performing to expectations and one on-site location where the customer plant closed. One on-site commercial staffing office was opened in fiscal 2002.

Net service revenues in the Company’s information technology staffing services segment declined by $3.3 million or 32.4% to $7.1 million from $10.4 million for fiscal 2002 as compared to fiscal 2001. The information technology staffing services segment continues to feel the effect of the slow down in the United States economy and an overall decline in the information technology industry. Also contributing to this decline was the loss of a high volume, low gross margin customer in the fourth quarter of fiscal 2001.

Gross profit increased by $1.4 million or 8.4% to $18.4 million for fiscal 2002 as compared to fiscal 2001. Gross profit for the commercial staffing segment increased $2.1 million or 14.6% over the same period. Gross profit for the Company’s information technology staffing services segment declined by $718,000 or 31.5% for fiscal 2002 as compared to fiscal 2001. The decline in gross profit for the information technology segment is related to the decline in the net service revenues, although it is offset by a slight rise in gross margin to 22.1% from 21.8% one year earlier. Gross margin for the commercial staffing services segment declined by 1.3% to 17.9% for fiscal 2002 from 19.2% for fiscal 2001. The decline in gross margin continues to be impacted by a changing sales mix where a greater percentage of revenue is being derived from light industrial clients. For fiscal 2002, light industrial services as a percentage of commercial staffing services revenue increased to 81.3% from 76.2%, as compared to fiscal 2001. Bidding for these services is highly competitive and, due to their large volume, requires lower margins to secure the contracts.

Selling, general and administrative expense, exclusive of amortization expense and intangible asset impairment, declined by approximately $1.6 million or 8.1% for the 2002 year compared to one year earlier. Contributing to this decrease was the closing of seven field offices in the prior fiscal year and cost reductions in the Company’s information technology staffing services offices.

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

Discontinued Operations:

Adjustment to loss on sale of discontinued operations, net of income taxes, was $69,000 for fiscal 2002. Reserves for potential environmental and other exposures that are no longer needed based on the Company’s determination of the liability status totaled $119,000. Income tax expense related to this income was $50,000. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.

Critical Accounting Policies and Estimates:

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

(a)  Allowance for Doubtful Accounts

The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $13.8 million, net of allowance for doubtful accounts of $246,000 as of December 28, 2003.

(b)  Self-Insurance Reserves

The Company is self-insured for general liability and workers’ compensation coverages. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amounts accrued are adequate to cover all known and unreported claims at December 28, 2003.

(c)  Goodwill

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At December 28, 2003, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company screened for impairment during the first quarter of 2002 and fourth fiscal quarters of 2002 and 2003 and found no instances of impairment of its recorded goodwill.

During the year ended December 30, 2001, the Company recorded an impairment loss of $2.9 million related to intangible assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

(d)  Deferred Tax Assets

In assessing the realizability of deferred tax assets, the Company considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company previously provided valuation allowances for deferred tax assets that were not expected to be realized. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, the Company reversed the valuation allowances in fiscal 2003.

Liquidity and Capital Resources:

The quick ratio was 3.2 to 1 at December 28, 2003 and December 29, 2002, and the current ratio was 3.5 to 1 and 3.5 to 1, for the same respective periods. Net working capital increased by $1.4 million during fiscal 2003. Contributing to this was an increase in accounts receivable of $2.1 million due to the higher level of revenue being generated during this period. This was offset by a decrease in cash of $244,000 and an increase in accrued expenses of $430,000. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

On August 13, 2003, the Company signed a two-year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions.

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

Material Commitments:

The Company’s contractual cash obligations as of December 28, 2003 are summarized in the table below:

(Amounts in thousands)

	Payable	Payable	Payable	Payable
	during 2004	2005-2007	2007-2009	after 2009	Total

Operating leases	$1,204	$1,127	$—	$—	$2,331

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe that its exposure to fluctuations in interest rates is material.

ITEM 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and Shareholders:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ablest Inc. at December 28, 2003 and December 29, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Ablest Inc. as of December 30, 2001, and for the year then ended, prior to the revision discussed in Note 2, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

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

Tampa, Florida

February 9, 2004

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

ARTHUR ANDERSEN LLP

Tampa, Florida,
February 1, 2002

ABLEST INC.

Balance Sheets

(Amounts in thousands, except share and per share data)

	December 28, 2003	December 29, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,614	$1,858
Accounts receivable, net	13,778	11,639
Prepaid expenses and other current assets	213	296
Current deferred tax asset	1,085	988

Total current assets	16,690	14,781
Property, plant and equipment, net	647	872
Deferred tax asset, net	3,920	2,234
Goodwill, net	1,283	1,283
Other assets	39	46

Total assets	$22,579	$19,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$326	$256
Accrued expenses and other current liabilities	4,438	4,008

Total current liabilities	4,764	4,264
Other liabilities	89	81

Total liabilities	4,853	4,345

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at December 28, 2003 and December 29, 2002	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,308,929 and 3,293,395 shares issued and outstanding including shared held in treasury at December 28, 2003 and December 29, 2002, respectively	165	165
Additional paid-in capital	5,018	4,936
Retained earnings	14,653	11,725
Treasury stock at cost; 457,729 and 428,341 shares held at December 28, 2003 and December 29, 2002, respectively	(2,110)	(1,955)

Total stockholders’ equity	17,726	14,871

Total liabilities and stockholders’ equity	$22,579	$19,216

See accompanying Notes to Financial Statements

ABLEST INC.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Fifty-two Week
	Periods Ended

	December 28, 2003	December 29, 2002	December 30, 2001

Net service revenues	$104,048	$101,193	$87,042
Cost of services	86,335	82,806	70,086

Gross profit	17,713	18,387	16,956
Selling, general and administrative expenses	16,652	17,821	19,399
Amortization of intangible assets	—	—	323
Intangible asset impairment	—	—	2,908

Operating income (loss)	1,061	566	(5,674)

Other:
Interest income (expense), net	(30)	15	21
Miscellaneous, net	83	245	73

Other income (loss)	53	260	94

Income (loss) from continuing operations before income taxes	1,114	826	(5,580)
Income tax expense (benefit)	(1,769)	218	(460)

Net income (loss) from continuing operations	2,883	608	(5,120)
Discontinued operations:
Adjustment to loss on sale of discontinued operations, net of income taxes	45	69	—

Net income (loss)	$2,928	$677	$(5,120)

Basic net income (loss) per common share:
Continuing operations	$1.01	$0.21	$(1.75)
Adj. To loss on sale of discontinued operations	0.02	0.02	—

Basic net income (loss) per common share	$1.03	$0.23	$(1.75)

Diluted net income (loss) per common share:
Continuing operations	$0.99	$0.21	$(1.75)
Adj. To loss on sale of discontinued operations	0.02	0.02	—

Diluted net income (loss) per common share	$1.01	$0.23	$(1.75)

Weighted average number of common shares used in computing net income (loss) per common share
Basic	2,848,821	2,887,191	2,922,246

Diluted	2,902,470	2,887,230	2,922,246

See accompanying Notes to Financial Statements

ABLEST INC.

Statements of Stockholders’ Equity

(Amounts in thousands)

		Additional			Unearned	Receivable	Total
	Common	paid-in	Retained	Treasury	restricted	from stock	stockholders’
	stock	capital	earnings	stock	stock	sales	equity

Balance at December 31, 2000	$165	$4,914	$16,168	$(1,612)	$(215)	$(235)	$19,185
Net income (loss)	—	—	(5,120)	—	—	—	(5,120)
Stock compensation awards	—	—	—	—	107	—	107
Stock repurchase program	—	—	—	(144)	—	—	(144)
Option to ownership program	—	22	—	—	—	—	22
Notes receivable from stock sale	—	—	—	—	—	213	213

Balance at December 30, 2001	$165	$4,936	$11,048	$(1,756)	$(108)	$(22)	$14,263
Net income (loss)	—	—	677	—	—	—	677
Stock compensation awards	—	—	—	—	108	—	108
Stock repurchase program	—	—	—	(199)	—	—	(199)
Notes receivable from stock sale	—	—	—	—	—	22	22

Balance at December 29, 2002	$165	$4,936	$11,725	$(1,955)	$—	$—	$14,871
Net income (loss)	—	—	2,928	—	—	—	2,928
Restricted stock plan	—	82	—	—	—	—	82
Stock repurchase program	—	—	—	(155)	—	—	(155)

Balance at December 28, 2003	$165	$5,018	$14,653	$(2,110)	$—	$—	$17,726

See accompanying Notes to Financial Statements

ABLEST INC.
Statement of Cash Flows
(Amounts in thousands)

	For the Fifty-two Week
	Periods Ended

	December 28, 2003	December 29, 2002	December 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$2,883	$608	$(5,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	513	642	904
Amortization of intangible assets	—	—	323
Intangible asset impairment	—	—	2,908
Loss (gain) on disposal of property, plant and equipment	9	44	199
Deferred income taxes	(1,783)	(67)	(501)
Stock compensation	7	—	320
Changes in assets and liabilities (next page)	(1,548)	197	1,904

Net cash provided by (used in) operating activities of continuing operations	81	1,424	937

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(297)	(173)	(627)
Cash transfer from discontinued operations	—	—	13

Net cash provided by (used in) investing activities of continuing operations	(297)	(173)	(614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,000	6,100	1,200
Repayment of short-term borrowings	(2,000)	(6,100)	(1,200)
Employee stock awards	82	130	22
Purchase of treasury shares	(155)	(199)	(144)

Net cash provided by (used in) financing activities of continuing operations	(73)	(69)	(122)

Net increase (decrease) in cash from continuing operations	(289)	1,182	201
Net increase (decrease) in cash from discontinued operations	45	(131)	13
Less amount transferred to continuing operations	—	200	(13)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244)	1,251	201
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,858	607	406

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,614	$1,858	$607

ABLEST INC.
Statement of Cash Flows, continued

(Amounts in thousands)

	For the Fifty-two Week
	Periods Ended

	December 28, 2003	December 29, 2002	December 30, 2001

Changes in continuing operations’ assets and liabilities providing (using) cash:
Accounts receivable, net	$(2,139)	$(1,407)	$4,397
Prepaid expenses and other current assets	83	(59)	122
Other assets	7	267	10
Accounts payable	70	(70)	(161)
Accrued expenses and other current liabilities	423	1,393	(2,020)
Other liabilities	8	73	(444)

Total change in continuing operations’ assets and liabilities providing (using) cash	$(1,548)	$197	$1,904

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest - continuing operations	$40	$28	$12
Interest - discontinued operations	—	—	—

	$40	$28	$12

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Financial Statements

1. Company Background

Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 45 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial and information technology needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management and technical writing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

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

In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported financial statements to conform to the financial statement presentation of the current period.

2. Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the last Sunday of December. The financial statements include 52 weeks for the years ended December 28, 2003, December 29, 2002 and December 30, 2001.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at December 28, 2003 and December 29, 2002.

Revenue Recognition

The Company’s revenue recognition policies comply with the United States Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition”.

ABLEST INC.
Notes to Financial Statements, continued

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

Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, management provided valuation allowances as needed for those deferred tax assets that were not expected to be realized.

Allowance for Doubtful Accounts

The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customer’s payment tendencies when evaluating the adequacy of the allowance for doubtful accounts.

Self-Insurance Reserves

The Company is self-insured for general liability and workers’ compensation coverages. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amounts accrued are adequate to cover all known and unreported claims at December 28, 2003.

Goodwill and Other Intangible Assets

Intangible assets, which represent the excess of acquisition cost over the fair market value of identified net assets acquired in business combinations accounted for as purchases, were amortized using the straight-line method over three to thirty years prior to fiscal 2002.

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At December 28, 2003, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company screened for impairment during the first quarter of 2002 and fourth fiscal quarters of 2002 and 2003 and found no instances of

ABLEST INC.
Notes to Financial Statements, continued

impairment of its recorded goodwill.

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

Impairment of Long-Lived Assets

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

(Amounts in thousands,	For the Years Ended
except per share data)	December 28, 2003	December 29, 2002	December 30, 2001

Reported net income (loss)	$2,928	$677	$(5,120)
Add back Goodwill amortization (net of tax)	—	—	349

Adjusted net income (loss)	$2,928	$677	$(4,771)

Reported basic earnings (loss) per share	$1.01	$0.23	$(1.75)
Add back Goodwill amortization (net of tax)	0.02	—	0.12

Adjusted basic income (loss) per share	$1.03	$0.23	$(1.63)

Reported diluted earnings (loss) per share	$0.99	$0.23	$(1.75)
Add back Goodwill amortization (net of tax)	0.02	—	0.12

Adjusted diluted income (loss) per share	$1.01	$0.23	$(1.63)

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

ABLEST INC.
Notes to Financial Statements, continued

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

Stock Option Plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock – Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

(Amounts in thousands,	For the Years Ended
except per share data)	December 28, 2003	December 29, 2002	December 30, 2001

Net income, as reported	$2,928	$677	$(5,120)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	89	189	130
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(106)	(228)	(146)

Pro forma net income	$2,911	$638	$(5,136)

Basic net income (loss)
per common share
As reported	$1.03	$0.23	$(1.75)
Pro forma	1.02	0.22	(1.76)
Diluted net income (loss)
per common share
As reported	$1.01	$0.23	$(1.75)
Pro forma	1.00	0.22	(1.76)

ABLEST INC.
Notes to Financial Statements, continued

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The various factors used for options granted are as follows:

	For the Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001

Risk-free interest rate	4.17%	3.83%	5.12%
Dividend yield	—	—	—
Expected life	10 Years	10 Years	10 Years
Volatility	34.2%	40.7%	35.6%

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

ABLEST INC.
Notes to Financial Statements, continued

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

A summary of the operating results of discontinued operations are shown below:

	For the Years Ended
(Amounts in thousands)	December 28, 2003	December 29, 2002	December 30, 2001

Income (loss) from discontinued operations before income tax expense (benefit)	$72	$119	$—
less: Income tax expense (benefit)	27	50	—

Income (loss) from discontinued operations	$45	$69	$—

4. Allowance for Doubtful Accounts

The following table sets forth the allowance for doubtful accounts roll-forward for the past two fiscal years.

(Amounts in thousands)	December 28, 2003	December 29, 2002

Balance, beginning of year	$291	$252
Additions charged to cost and expense	194	92
Accounts receivable written-off	(239)	(53)

Balance, end of year	$246	$291

5. Property, Plant and Equipment

A summary of property, plant and equipment follows:

(Amounts in thousands)	December 28, 2003	December 29, 2002

Office furniture and equipment	$5,082	$4,964
Leasehold improvements	323	352

	$5,405	$5,316
less: Accumulated Depreciation	4,758	4,444

Property, plant and equipment, net	$647	$872

Depreciation expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $513,000, $642,000 and $917,000 respectively.

6. Goodwill

In the fourth quarter of 2001, the Company recorded a pre-tax write down of $2.9 million of intangible assets relating to its acquired information technology staffing companies. The intangibles, primarily goodwill, were

ABLEST INC.
Notes to Financial Statements, continued

determined to have been impaired as a result of the steady decline in revenue and earnings, the loss of a major customer, the departure of pre-acquisition management in the fourth quarter of 2001 and the continued weakening of demand information technology staffing.

7. Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities follows:

(Amounts in thousands)	December 28, 2003	December 29, 2002

Payroll and other compensation	$1,815	$1,793
Insurance	2,442	2,038
Other	181	177

Accrued expenses and other current liabilities	$4,438	$4,008

8. Indebtedness

On August 13, 2003, the Company signed a two-year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions.

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

9. Stock Option Plans

On May 5, 2000, the Company reserved 100,000 common shares for issuance in conjunction with its 2000 Independent Directors’ Stock Option Plan, (the “Directors’ Plan”). The purpose of the Directors’ Plan is to strengthen the alignment of interest between the independent directors and the shareholders of Ablest Inc. through increased ownership by the independent directors of the Company’s common stock. The Directors’ Plan provides for the granting of options to purchase 6,000 shares of common stock on the date of the respective directors election to the Board of Directors (the “Board”) and for the granting of options to purchase 1,500 common shares each time director is re-elected to the Board. The price per share deliverable upon exercise is equal to 100% of the fair market value of the shares on the date the option is granted. The initial grant of options to purchase 6,000 common shares is exercisable in three equal, annual installments on the first, second and third anniversary of the grant thereof. All subsequent grants are exercisable on the first anniversary of the grant thereof. The term of each grant is 10 years from the date it is granted.

A summary of stock option activity for the Director’s Plan follows:

ABLEST INC.
Notes to Financial Statements, continued

		Weighted
	Stock	Average
	Options	Exercise Price

Outstanding at December 30, 2001	30,000	$4.97
Granted	6,000	4.10

Outstanding at December 29, 2002	36,000	$4.83
Granted	6,000	4.60

Outstanding at December 28, 2003	42,000	$4.79

Options exercisable at December 28, 2003	36,000	$4.83

At December 28, 2003, the range of exercise prices for options issued under the Director’s Plan was $4.10 to $5.06, and the weighted average contractual life of the options was 7.29 years.

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

ABLEST INC.
Notes to Financial Statements, continued

A summary of stock option activity for the Plan follows:

		Weighted
	Stock	Average
	Options	Exercise Price

Outstanding at December 30, 2001	41,479	$8.02
Canceled or expired	(17,479)	8.77

Outstanding at December 29, 2002	24,000	$7.48

Outstanding at December 28, 2003	24,000	$7.48

Options exercisable at December 28, 2003	24,000	$7.48

At December 28, 2003, the range of exercise prices for options issued under the Plan was $6.94 to $7.81, and the weighted average contractual life of the options was 0.7 year.

The Company has adopted the disclosure provisions the Financial Accounting Standards Board’s Financial Accounting Standards No. 148, (SFAS No. 148), “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

10. Incentive Plans

In 2002 the Company implemented a Restricted Stock Plan (“Plan”). The purpose of the plan is to promote the long-term growth and profitability of the Company by providing executive officers and certain other key employees of the Company with incentive to improve stockholder values, contribute to the success of the Company and enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. An aggregate of 250,000 shares of common stock of the Company (hereinafter the “shares”) may be issued pursuant to the Plan. The maximum number of restricted shares that may be granted to any single individual in any one calendar year shall not exceed 25,000 shares. With respect to each grant of restricted shares under the Plan, one-third of the subject shares will become fully vested on the first anniversary of the date of grant, another one-third of the subject shares will become vested on the second anniversary of the date of grant, and the final one-third of the subject shares will become vested on the third anniversary of the date of grant. The Plan commenced effective the first day of fiscal 2002, and received approval by the holders of a majority of the Company’s outstanding common stock in fiscal 2002. Unless previously terminated, the Plan shall terminate at the close of business on the last day of fiscal year 2006. In fiscal 2002, the Company expensed $81,000 for 15,534 shares. In fiscal 2003, the Company expensed $89,000 for approximately 17,000 shares.

In 2002 the Company expensed $108,000 for 20,000 restricted shares earned by executive officers pursuant to their employment agreements. This is the last grant associated with these employment agreements.

ABLEST INC.
Notes to Financial Statements, continued

11. Income Taxes

The components and allocation of the total provision for income tax (benefit) expense are as follows:

(Amounts in thousands)	December 28, 2003	December 29, 2002	December 30, 2001

Income tax expense (benefit):
Federal	$(1,825)	$227	$(412)
State, current	$14
State, deferred	69	41	(48)

	$(1,742)	$268	$(460)

Continuing operations	$(1,769)	$218	$(460)
Discontinued operations	27	50	—

	$(1,742)	$268	$(460)

The source of aggregate income (loss) before income taxes is as follows:

(Amounts in thousands)	December 28, 2003	December 29, 2002	December 30, 2001

Income (loss) before income taxes:
Continuing operations	$1,114	$826	$(5,580)
Discontinued operations	72	119	—

	$1,186	$945	$(5,580)

Actual income taxes differ from the “expected” taxes (computed by applying the U.S. Federal corporate tax rate of 34% to (loss) earnings before income taxes) as follows:

(Amounts in thousands)	December 28, 2003	December 29, 2002	December 30, 2001

Computed expected tax expense (benefit)	$403	$321	$(1,897)
Adjustments resulting from:
State tax, net of Federal tax benefit	83	41	(48)
Goodwill amortization and impairment	—	—	335
Meals and entertainment	28	30	35
Change in estimate for tax benefit, other	98	77	—
Refund of 1998 amended income tax return	—	(201)	—
Valuation allowance	(2,354)	—	1,115

	$(1,742)	$268	$(460)

Effective tax rate	-146.9%	28.4%	-8.3%

The tax effects of temporary differences that give rise to the aggregate deferred tax assets and liabilities are as follows:

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands)	December 28, 2003	December 29, 2002

Deferred tax assets and liabilities:
Allowance for doubtful accounts	$93	$111
Accrued insurance expense	927	773
Accrued loss on disposal	—	28
Accumulated depreciation of plant and equipment	100	76
Accumulated amortization of other assets	744	864
Foreign tax and other credit carryforwards	180	180
Operating loss carryforwards	2,897	3,468
Other	64	76

	$5,005	$5,576
Valuation allowances	—	(2,354)

Net deferred tax assets	$5,005	$3,222

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, management provided valuation allowances as needed for those deferred tax assets that were not expected to be realized.

12. Employee Benefit Plans

The Company maintains a qualified defined contribution plan covering all employees in the United States. The Company matches the contributions of participating employees, with a maximum contribution limit, on the basis of the percentages specified in the plan. The matching contributions were approximately $176,000, $198,000 and $276,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

13. Lease Commitments

The Company occupies certain facilities under non-cancelable operating lease arrangements. Expenses under such arrangements amounted to approximately $1,294,000, $1,358,000 and $1,434,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

In addition, the Company leases certain automotive and office equipment under non-cancelable operating lease arrangements, which provide for minimum monthly rental payments. Expenses under such arrangements amounted to approximately $142,000, $153,000 and $163,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively

Management expects that in the normal course of its continuing operations, new leases will replace leases that expire. Real estate taxes, insurance and maintenance expenses are obligations of the Company. A summary of future minimum operating lease payments for continuing operations at December 28, 2003 follows:

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands)

Year	Real Property	Equipment	Total

2004	$1,113	$91	$1,204
2005	788	44	832
2006	268	18	286
2007	9	—	9

Total	$2,178	$153	$2,331

14. Contingencies

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation and a general umbrella policy. The Company is self-insured for general liability and workers’ compensation. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 28, 2003. Actual losses could differ from accrued amounts.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information in response to this item is hereby incorporated by reference to the information under the caption “Nominees for Directors” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s

2004 Annual Meeting of Shareholders (the “Proxy Statement”).

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

ITEM 14. Principal Accountants Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accountants Fees and Services” in the Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements on page 10.

(2)	Supplemental Schedules

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger between C. H. Heist Corp. and Ablest Inc. dated February 4, 2000. (1)

2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (2)

3.1	Certificate of Incorporation of the Company. (2)

3.2	By-laws of the Registrant. (2)

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (1).

10.2	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company. (3)

10.3	Independent Directors Stock Option Plan adopted May 14, 2000. (2)

10.4	Option to Ownership Plan adopted October 9, 2000. (2)

10.5	Executive Stock Awards Plan. (4)

10.6	Employment agreement with Charles H. Heist III, Chairman, dated January 1, 2004.

10.7	Employment agreement with W. David Foster, Vice Chairman, dated January 1, 2004.

10.8	Employment agreement with Kurt R. Moore, President and Chief Executive Officer, dated January 1, 2004.

10.9	Employment agreement with Vincent J. Lombardo, Vice President and Chief Financial Officer, dated January 1, 2004.

14	Code of Ethics for Senior Financial Officers

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit to the Registrant’s Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended September 28, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Form S-8 filed January 12, 2004 and incorporated herein by reference.

(b)	The Company filed a report on Form 8-K dated October 23, 2003, under Item 12. The report included a press release reporting the Company’s management succession plan.

The Company filed a report on Form 8-K dated October 24, 2003, under Item 12. The report included a press release reporting the Company’s results of operations and financial condition for the thirteen and thirty-nine weeks ended September 28, 2003.

(c)	Exhibits

See subsection (a)(3) above.

(d)	Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABLEST INC.

By:	/s/ Vincent J. Lombardo

Vincent J. Lombardo
Vice President, Chief Financial Officer,
and Secretary

Date: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

ABLEST INC.

By:	/s/ Charles H. Heist	By:	/s/ Ronald K. Leirvik

	Charles H. Heist		Ronald K. Leirvik
	Chairman of the Board, Director		Director

By:	/s/ W. David Foster	By:	/s/ Donna R. Moore

	W. David Foster		Donna R. Moore
	Vice Chairman of the Board, Director		Director

By:	/s/ Kurt R. Moore	By:	/s/ Richard W. Roberson

	Kurt R. Moore		Richard W. Roberson
	President and Chief Executive Officer,		Director
Director

		By:	/s/ Charles E. Scharlau

Charles E. Scharlau
Director

February 17, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001

	Balance at	Additions				Balance at
	beginning of	charged to	Additions charged to			end of
(Amounts in thousands)	the period	costs and expense	other accounts		Deductions	the period

Year Ended December 28, 2003
Allowance for doubtful accounts	$291	194	—		239	246
Deferred tax asset valuation allowance	$2,354	—	—		2,354	—
Year Ended December 29, 2002
Allowance for doubtful accounts	$252	92	—		53	291
Deferred tax asset valuation allowance	$2,354	—	—		—	2,354
Year Ended December 30, 2001
Allowance for doubtful accounts	$390	649	—		787	252
Deferred tax asset valuation allowance	$1,044	1,115	195	(A)	—	2,354

(A)  Amount allocated from deferred tax asset to valuation allowance for deferred tax asset.