Form 10-Q
period 2004-03-28
ABLEST INC
filed 2004-05-12
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSISTION PERIOD FROM __________ TO __________

Commission File Number 1-10893

Ablest Inc.

(Exact name of registrant as specified in its charter)

Delaware		65-0978462
(State of Incorporation)		(I.R.S.Identification No.)
1901 Ulmerton Road, Suite 300 Clearwater, Florida 33762 (727) 299-1200

(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

     The number of outstanding shares of the registrant’s Common Stock at March 28, 2004 was 2,877,113.

ABLEST INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share and per share data)

	March 28, 2004	December 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,094	$1,614
Accounts receivable, net	12,150	13,778
Prepaid expenses and other current assets	318	213
Current deferred tax asset	1,380	1,085

Total current assets	15,942	16,690
Property, plant and equipment, net	642	647
Deferred tax asset	3,920	3,920
Goodwill, net	1,283	1,283
Other assets	37	39

Total assets	$21,824	$22,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$473	$326
Accrued expenses and other current liabilities	3,884	4,438

Total current liabilities	4,357	4,764
Other liabilities	24	89

Total liabilities	4,381	4,853

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized , none issued or outstanding at March 28, 2004 and December 28, 2003	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,334,842 and 3,308,929 shares issued and outstanding including shares held in treasury at March 28, 2004 and December 28, 2003, respectively	167	165
Additional paid-in capital	5,174	5,018
Retained earnings	14,212	14,653
Treasury stock at cost; 457,729 shares held at March 28, 2004 and December 28, 2003	(2,110)	(2,110)

Total stockholders’ equity	17,443	17,726

Total liabilities and stockholders’ equity	$21,824	$22,579

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week
	Periods Ended
	March 28, 2004	March 30, 2003
Net service revenues	$25,770	$23,239
Cost of services	22,141	19,116

Gross profit	3,629	4,123
Selling, general and administrative expenses	4,337	4,245

Operating income (loss)	(708)	(122)

Other:
Interest income (expense), net	2	(5)
Miscellaneous, net	(5)	16

Other income (loss)	(3)	11

Income (loss) before income taxes	(711)	(111)
Income tax expense (benefit)	(270)	(42)

Net income (loss)	$(441)	$(69)

Basic net income (loss) per common share	$(0.16)	$(0.02)

Diluted net income (loss) per common share	$(0.16)	$(0.02)

Weighted average number of common shares used in computing net income (loss) per common share
Basic	2,835,951	2,861,310

Diluted	2,908,574	2,888,844

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Thirteen Week
	Periods Ended
	March 28, 2004	March 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(441)	$(69)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	125	135
Loss (gain) on disposal of property, plant and equipment	5	—
Deferred income taxes	(295)	—
Stock compensation	24	22
Changes in assets and liabilities (see below)	1,029	(948)

Net cash provided by (used in) operating activities	447	(860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(125)	(46)

Net cash provided by (used in) investing activities	(125)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	2,000
Employee stock awards	158	—
Purchase of treasury shares	—	(59)

Net cash provided by (used in) financing activities	158	1,941

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	480	1,035
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,614	1,858

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,094	$2,893

Changes in continuing operations’ assets and liabilities providing (using) cash:
Accounts receivable, net	$1,628	$204
Prepaid expenses and other current assets	(105)	(153)
Other assets	2	5
Accounts payable	147	89
Accrued expenses and other current liabilities	(554)	(1,088)
Other liabilities	(89)	(5)

Total change in assets and liabilities providing (using) cash	$1,029	$(948)

See accompanying Notes to Financial Statements

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

2.   BASIS OF PRESENTATION

     These interim financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2003. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

     All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen week period ended March 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2004.

     In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.

3.   SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at March 28, 2004 and March 30, 2003.

Revenue Recognition

The Company’s revenues are derived from providing staffing services to its customers. Substantially all revenue is billed on a direct cost plus markup basis. Revenue is recognized at the time the service is performed.

In addition, the Company bills revenues under piecework contracts and permanent placement services. Piecework contracts are billed to the customer on a cost per unit basis versus an hourly basis. Revenue from piecework contracts is recognized at the time service is performed. Permanent placement services are fee-based services to recruit and fill regular staff positions for customers. Revenue from permanent placement services is recognized when a candidate begins full-time employment.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

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

Self-Insurance Reserves

The Company is self-insured for general liability and workers’ compensation coverages. To derive an estimate of the Company’s ultimate claims liability, established loss development factors are applied to current claims information. An independent actuary is engaged periodically to determine loss development factors. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the accrual on a quarterly basis and adjusts as needed to reflect the required reserve calculation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may differ from projected loss rates, which could materially affect the financial condition of the Company.

Goodwill and Other Intangible Assets

Intangible assets, which represent the excess of acquisition cost over the fair market value of identified net assets acquired in business combinations accounted for as purchases, were amortized using the straight-line method over three to thirty years prior to fiscal 2002.

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At March 28, 2004, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company screened for impairment during the first quarter of 2002 and fourth fiscal quarters of 2002 and 2003 and found no instances of impairment of its recorded goodwill.

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

	For the Thirteen Week
(amounts in thousands except share and per share data)	Periods Ended
	March 28, 2004	March 30, 2003
Net income (loss), as reported	$(441)	$(69)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	10	10

Net income (loss), pro forma	$(451)	$(79)

Net income (loss) per share:
Basic, as reported	$(0.16)	$(0.02)

Diluted, as reported	$(0.14)	$(0.02)

Basic, pro forma	$(0.16)	$(0.03)

Diluted, pro forma	$(0.16)	$(0.03)

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,835,951	2,861,310

Diluted	2,908,574	2,888,844

4.     SHORT-TERM BORROWINGS

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The Company did not borrow funds during the quarter ended March 28, 2004.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

5.     STOCKHOLDERS’ EQUITY

     The changes in stockholders’ equity for the thirteen week period ended March 28, 2004 are summarized as follows:

(amounts in thousands,		Additional				Total
except share data)	Common	paid-in	Retained	Treasury	Treasury	stockholders’
	stock	capital	earnings	shares	stock	equity
Balance at December 28, 2003$	165	$5,018	$14,653	428,341	$(2,110)	$17,726
Net income (loss)	—	—	(441)	—	—	(441)
Executive Stock Awards Plan	1	68	—	—	—	69
Restricted Stock Plan	1	88	—	—	—	89

Balance at March 28, 2004	$167	$5,174	$14,212	428,341	$(2,110)	$17,443

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements made in this discussion, other than those concerning historical information, should be considered forward-looking statements and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Risks and uncertainties include, but are not limited to, hiring and maintaining qualified employees, legislative and judicial reforms which could increase the cost of our services to our customers and make the use of staffing service providers less beneficial, the proper functioning of our management information systems, changes in general economic conditions, and trends in workers’ compensation claims.

Results of Operations:

     The following discussion compares the quarter ended March 28, 2004 to the quarter ended March 30, 2003 and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

     Revenues for the quarter and year to date period ended March 28, 2004 were $25.8 million compared to $23.2 million for the quarter and year to date period ended March 30, 2003, an increase of $2.5 million or 10.9%. The increase is primarily due to greater staffing requirements of several existing large light industrial and clerical clients. Revenue increased over the prior year by 11.5% for light industrial clients and 16.5% for clerical clients.

     Gross profit was $3.6 million for the first quarter of 2004 compared to $4.1 million in 2003, a decrease of $500,000 or 12.0%. Gross profit as a percentage of revenue was 14.1% for the first quarter of 2004 compared to 17.7% for the first quarter of 2003. The 3.6 percentage point decrease is primarily attributable to a $734,000 increase in the provision for workers’ compensation self-insurance claims which accounted for 2.6 percentage points and higher state unemployment costs which accounted for 0.7 percentage points of the decrease in gross profit. In the quarter ended March 28, 2004, the Company adjusted its estimate for workers’ compensation reserves to reflect updated loss development criteria generated from an actuarial study completed in early April 2004. Although the actuarial analysis resulted in an additional provision, the Company is experiencing a positive trend in workers’ compensation costs associated with new claims reported in the quarter. The Company believes these improvements are a result of initiatives implemented during 2003, focused on managing new occurrences and existing claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Selling, general and administrative expenses increased by $92,000 or 2.2% to $4.3 million from one year earlier. This reflects containment of costs as the revenue increases at a higher rate.

     Other income, net decreased by $14,000 to an expense of $3,000 compared to income of $11,000 in the same period last year. The decrease was primarily the result of $17,000 in sublease income for 2003 for an unused facility.

     Income tax benefit increased $228,000 to $270,000 from $42,000 for the first quarter of 2004 as compared to the first quarter of 2003. The effective tax rate remained unchanged at 38%.

Liquidity and Capital Resources:

     The quick ratio was 3.3 to 1 and 3.2 to 1 at March 28, 2004 and December 28, 2003, respectively, and the current ratio was 3.7 to 1 and 3.5 to 1, for the same respective periods. Net working capital decreased by $341,000 to $11.6 million for the current year to date period. The decrease was primarily due to a decrease of $1.6 million in accounts receivable, net and partially offset by a decrease in accrued expenses and other current liabilities of $554,000. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash. Capital expenditures were $125,000 during the current year to date period.

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The Company did not borrow funds during the quarter ended March 28, 2004.

     It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements and capital expenditures for the remainder of fiscal 2004.

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

     Not applicable.

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

          (b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated February 13, 2004, under Item 12. The report included a press release reporting the Company’s results of operations and financial condition for the thirteen and fifty-two weeks ended December 28, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEST INC.
By:	/s/ Vincent J. Lombardo

Vincent J. Lombardo Vice President, Chief Financial Officer, and Secretary

Date: May 12, 2004

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.