Form 10-Q
period 2004-06-27
ABLEST INC
filed 2004-08-02
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSISTION PERIOD FROM TO

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

     The number of outstanding shares of the registrant’s Common Stock at June 27, 2004 was 2,876,615.

ABLEST INC.

PART I

FINANCIAL INFORMATION

ITEMI. FINANCIAL STATMENTS

ABLEST INC.

Condensed Balance Sheets
(amount in thousands except share and per share data)

	June 27, 2004	December 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,410	$1,614
Accounts receivable, net	12,621	13,778
Prepaid expenses and other current assets	344	213
Current deferred tax asset	1,239	1,085

Total current assets	16,614	16,690
Property, plant and equipment, net	616	647
Deferred tax asset	3,920	3,920
Goodwill, net	1,283	1,283
Other assets	38	39

Total assets	$22,471	$22,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$479	$326
Accrued expenses and other current liabilities	4,273	4,438

Total current liabilities	4,752	4,764
Other liabilities	48	89

Total liabilities	4,800	4,853

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at June 27, 2004 and December 28, 2003	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,334,344 and 3,308,929 shares issued and outstanding including shares held in treasury at June 27, 2004 and December 28, 2003, respectively	167	165
Additional paid-in capital	5,172	5,018
Retained earnings	14,442	14,653
Treasury stock at cost; 457,729 shares held at June 27, 2004 and December 28, 2003	(2,110)	(2,110)

Total stockholders’ equity	17,671	17,726

Total liabilities and stockholders’ equity	$22,471	$22,579

See accompanying Notes to Financial Statements

ABLEST INC.

Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week		For the Twenty-six Week
	Periods Ended		Periods Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net service revenues	$26,827	$24,264	$52,597	$47,503
Cost of services	22,203	20,550	44,344	39,666

Gross profit	4,624	3,714	8,253	7,837
Selling, general and administrative expenses	4,258	3,830	8,595	8,075

Operating income (loss)	366	(116)	(342)	(238)

Other:
Interest income (expense), net	—	(17)	2	(22)
Miscellaneous, net	6	17	1	33

Other income (loss)	6	—	3	11

Income (loss) before income taxes	372	(116)	(339)	(227)
Income tax expense (benefit)	142	(44)	(128)	(86)

Net income (loss)	$230	$(72)	$(211)	$(141)

Basic net income (loss) per common share	$0.08	$(0.03)	$(0.07)	$(0.05)

Diluted net income (loss) per common share	$0.08	$(0.03)	$(0.07)	$(0.05)

Weighted average number of common shares used in computing net income (loss) per common share
Basic	2,840,443	2,868,381	2,838,197	2,864,845

Diluted	2,918,708	2,868,381	2,913,641	2,864,845

See accompanying Notes to Financial Statements

ABLEST INC.

Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Twenty-six Week
	Periods Ended
	June 27, 2004	June 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(211)	$(141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	253	258
Loss (gain) on disposal of property, plant and equipment	5	3
Deferred income taxes	(154)	—
Stock compensation	48	13
Changes in assets and liabilities (see below)	926	(169)

Net cash provided by (used in) operating activities	867	(36)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(227)	(117)

Net cash provided by (used in) investing activities	(227)	(117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	2,000
Employee stock awards	156	—
Purchase of treasury shares	—	(59)

Net cash provided by (used in) financing activities	156	1,941

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	796	1,788
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,614	1,858

CASH AND CASH EQUIVALENT END OF PERIOD	$2,410	$3,646

Changes in continuing operations’ assets and liabilities providing (using) cash:
Accounts receivable, net	$1,157	$359
Prepaid expenses and other current assets	(131)	(132)
Other assets	1	7
Accounts payable	153	(60)
Accrued expenses and other current liabilities	(165)	(329)
Other liabilities	(89)	(14)

Total change in assets and liabilities providing (using) cash	$926	$(169)

See accompanying Notes to Financial Statements

ABLEST INC.

Notes to Condensed Financial Statements
(Unaudited)

1. COMPANY BACKGROUND

     Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 48 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial and information technology needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking, shipping, network administration, database administration, program analyst, web development, project management and technical writing. Ablest does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

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

     All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen week period ended June 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2004.

     In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.

3.	SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at June 27, 2004 and June 29, 2003.

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

Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, management provides valuation allowances as needed for those deferred tax assets that were not expected to be realized.

Allowance for Doubtful Accounts

The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customer’s payment tendencies when evaluating the adequacy of the allowance for doubtful accounts.

Self-Insurance Reserves

The Company is self-insured for general liability and workers’ compensation coverages. To derive an estimate of the Company’s ultimate claims liability, established loss development factors are applied to current claims information. An independent actuary is engaged periodically to determine loss development factors. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the accrual on a quarterly basis and adjusts as needed to reflect the required reserve calculation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may differ from projected loss rates, which could materially affect the financial condition and results of operations of the Company.

Goodwill and Other Intangible Assets

Intangible assets, which represent the excess of acquisition cost over the fair market value of identified net assets acquired in business combinations accounted for as purchases, were amortized using the straight-line method over three to thirty years prior to fiscal 2002.

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At June 27, 2004, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company has adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. The Company screened for impairment during the first quarter of 2002 and fourth fiscal quarters of 2002 and 2003 and found no instances of impairment of its recorded goodwill.

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

ABLEST INC.

Notes to Condended Financial Statments
(Unaudited)

(amounts in thousands except share and per share data)

	For the Twenty-six Week
	Periods Ended
	June 27, 2004	June 29, 2003
Net income (loss), as reported	$(211)	$(141)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	9	15

Net income (loss), pro forma	$(220)	$(156)

Net income (loss) per share:
Basic, as reported	$(0.07)	$(0.05)

Diluted, as reported	$(0.07)	$(0.05)

Basic, pro forma	$(0.08)	$(0.05)

Diluted, pro forma	$(0.08)	$(0.05)

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,838,197	2,864,845

Diluted	2,913,641	2,864,845

4. SHORT-TERM BORROWINGS

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The Company was in compliance with all financial covenants at June 27, 2004. The Company did not borrow funds during the twenty-six week period ended June 27, 2004.

ABLEST INC.

Notes to Condended Financial Statments
(Unaudited)

5. STOCKHOLDERS’ EQUITY

     The changes in stockholders’ equity for the twenty-six week period ended June 27, 2004 are summarized as follows:

(amounts in thousands, except share data)

		Additional				Total
	Common	paid-in	Retained	Treasury	Treasury	stockholders’
	stock	capital	earnings	Shares	stock	equity
Balance at December 28, 2003	$165	$5,018	$14,653	457,729	$(2,110)	$17,726
Net income (loss)	—	—	(211)	—	—	(211)
Executive Stock Awards Plan	1	68	—	—	—	69
Restricted Stock Plan	1	88	—	—	—	89
Cancelled Shares	—	(2)	—	—	—	(2)

Balance at June 27, 2004	$167	$5,172	$14,442	457,729	$(2,110)	$17,671

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

Results of Operations:

     The following discussion compares the quarter ended June 27, 2004 to the quarter ended June 29, 2003, and June 27, 2004 year to date to June 29, 2003 year to date and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

     Net service revenues increased to $26.8 million and $52.6 million for the quarter and year to date periods ended June 27, 2004 as compared to $24.3 million and $47.5 million for the quarter and year to date periods ended June 29, 2003. The increase is due to greater staffing requirements of several existing and new light industrial clients. Revenue increased over the prior year by 11.1% and 11.3% for light industrial clients and 7.6% and 11.9% for clerical clients for the quarter and year to date periods ended June 27, 2004 as compared to those ending June 29, 2003.

     Gross profit increased to $4.6 million and $8.3 million for the quarter and year to date periods ended June 27, 2004 as compared to $3.7 million and $7.8 million for the quarter and year to date periods ended June 29, 2003.

     Gross profit as a percentage of net service revenue was 17.2% for the current year’s quarter as compared to 15.3% for the prior year’s quarter. This increase is due to a $600,000 expense in the prior year’s quarter for an increase in workers’ compensation self-insurance reserves for adverse developments in a small group of claims originated in 2001 and 2002. Gross profit as a percentage of net service

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

revenue was 15.7% for the year to date period ended June 27, 2004 as compared 16.5% for the year to date period ended June 29, 2003. This decrease relates to the current year’s first quarter increase in workers’ compensation provision and continued higher state unemployment costs.

     Selling, general and administrative expenses increased by $428,000, or 11.2%, and $520,000, or 6.4%, to $4.3 million and $8.6 million for the quarter and year to date periods ended June 27, 2004 as compared to the same periods ended June 29, 2003. This reflects an increase in bad debt expense of $161,000 for both the quarter and year to date periods ended June 27, 2004 as compared to June 29, 2003.

     Other income was $6,000 for the quarter ended June 27, 2004 as compared to none for the quarter ended June 29, 2003. For the year to date period ended June 27, 2004, other income decreased $8,000 as compared to the year to date period ended June 29, 2003. The net decrease for the period ended June 27, 2004, was primarily the result of $17,000 of sublease income in 2003.

     Income tax expense of $142,000 was recorded for the quarter ended June 27, 2004, as compared to a benefit of $44,000 for the quarter ended June 29, 2003. The effective tax rate remained unchanged at 38%. Income tax benefit of $128,000 was recorded for the year to date period ended June 27, 2004, as compared to a benefit of $86,000 for the year to date period ended June 29, 2003.

Liquidity and Capital Resources:

     The quick ratio was 3.2 to 1 at both June 27, 2004 and December 28, 2003, and the current ratio was 3.5 to 1, for the same periods. Net working capital decreased by $64,000 to $11.9 million for the current year to date period. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash. Capital expenditures were $227,000 during the current year to date period.

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The Company was in compliance with all financial covenants at June 27, 2004. The Company did not borrow funds during the twenty-six week period ended June 27, 2004.

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

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company’s 2003 Annual Meeting of Shareholders was held on May 6, 2004. The following directors, comprising the entire Board of Directors of the Company, were re-elected to the Board of Directors for a term of one year expiring at the date of the Company’s 2005 Annual Meeting of Shareholders:

	Votes For:	Withheld
Charles H. Heist	2,597,654	44,096
W. David Foster	2,597,634	44,116
Kurt R. Moore	2,597,634	44,116
Charles E. Scharlau	2,597,654	44,096
Ronald K. Leirvik	2,597,654	44,096
Donna R. Moore	2,597,654	44,096
Richard W. Roberson	2,597,654	44,096

          Shareholders approved adoption of the Company’s Executive Stock Awards Plan with a vote of 2,255,052 for adoption, 69,556 against adoption, 2,620 abstaining, and 314,522 broker non-votes.

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

      (b) Reports on Form 8-K

     The Company filed a report on Form 8-K dated May 12, 2004, under Items 9 and 12. The report included a press release reporting the Company’s results of operations and financial condition for the thirteen week period ended March 28, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  ABLEST INC.

By:	/s/ Vincent J. Lombardo
Vincent J. Lombardo
Vice President, Chief Financial Officer,
and Secretary

Date: August 2, 2004

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.