Form 10-Q
period 2004-09-26
ABLEST INC
filed 2004-11-05
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

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

     The number of outstanding shares of the registrant’s Common Stock at September 26, 2004 was 2,876,615.

ABLEST INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABLEST INC.

Condensed Balance Sheets
(amounts in thousands except share and per share data)

	September 26, 2004	December 28, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,340	$1,614
Accounts receivable, net	14,327	13,778
Prepaid expenses and other current assets	192	213
Current deferred tax asset	1,085	1,085

Total current assets	17,944	16,690
Property, plant and equipment, net	538	647
Deferred tax asset	3,920	3,920
Goodwill, net	1,283	1,283
Other assets	39	39

Total assets	$23,724	$22,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$330	$326
Accrued expenses and other current liabilities	5,055	4,438

Total current liabilities	5,385	4,764
Other liabilities	80	89

Total liabilities	5,465	4,853

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized , none issued or outstanding at September 26, 2004 and December 28,	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,334,344 and 3,308,929 shares issued and outstanding including shares held in treasury at September 26, 2004 and December 28, 2003, respectively	167	165
Additional paid-in capital	5,172	5,018
Retained earnings	15,030	14,653
Treasury stock at cost; 457,729 shares held at September 26, 2004 and December 28, 2003	(2,110)	(2,110)

Total stockholders’ equity	18,259	17,726

Total liabilities and stockholders’ equity	$23,724	$22,579

See accompanying Notes to Financial Statements

ABLEST INC.

Condensed Statements of Operations
(amounts in thousnds except share and per share data)
(Unaudited)

	For the Thirteen Week		For the Thirty-nine Week
	Periods Ended		Periods Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net service revenues	$29,912	$26,668	$82,509	$74,171
Cost of services	24,838	22,111	69,182	61,777

Gross profit	5,074	4,557	13,327	12,394
Selling, general and administrative expenses	4,127	3,999	12,722	12,074

Operating income (loss)	947	558	605	320

Other:
Interest income (expense), net	—	(9)	2	(31)
Miscellaneous, net	—	14	1	47

Other income (loss)	—	5	3	16

Income (loss) before income taxes	947	563	608	336
Income tax expense (benefit)	359	213	231	127

Net income (loss)	$588	$350	$377	$209

Basic net income (loss) per common share	$0.21	$0.12	$0.13	$0.07

Diluted net income (loss) per common share	$0.20	$0.12	$0.13	$0.07

Weighted average number of common shares used in computing net income (loss) per common share
Basic	2,840,350	2,858,197	2,838,915	2,862,629

Diluted	2,926,233	2,876,197	2,917,838	2,880,629

See accompanying Notes to Financial Statements

ABLEST INC.

Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Thirty-nine Week
	Periods Ended
	September 26, 2004	September 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$377	$209
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	374	388
Loss (gain) on disposal of property, plant and equipment	5	6
Stock compensation	80	37
Changes in assets and liabilities (see below)	4	(745)

Net cash provided by (used in) operating activities	840	(105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(270)	(255)

Net cash provided by (used in) investing activities	(270)	(255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	2,000
Repayment of short-term borrowings	—	(2,000)
Employee stock awards	156	—
Purchase of treasury shares	—	(126)

Net cash provided by (used in) financing activities	156	(126)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	726	(486)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,614	1,858

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,340	$1,372

Changes in continuing operations’ assets and liabilities providing (using) cash:
Accounts receivable, net	$(549)	$(1,801)
Prepaid expenses and other current assets	21	(111)
Other assets	—	6
Accounts payable	4	462
Accrued expenses and other current liabilities	617	694
Other liabilities	(89)	5

Total change in assets and liabilities providing (using) cash	$4	$(745)

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

     All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen and thirty-nine week periods ended September 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2004.

     In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.

3. SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

     All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at September 26, 2004 and September 28, 2003.

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

Goodwill and Other Intangible Assets

     Intangible assets represent the excess of acquisition cost over the fair market value of identified net assets acquired in business combinations accounted for as purchases.

     The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At September 26, 2004, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company has had no triggering events requiring additional assessments and will perform its annual assessment in the fourth quarter of 2004. For the year ended December 28, 2003, the

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

Company found no instances of impairment of its recorded goodwill.

Impairment of Long-Lived Assets

     The Company has adopted Statement of Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. There have been no material financial impacts upon the Company related to this Statement.

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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

	For the Thirty-nine Week
	Periods Ended
(amounts in thousands except share and per share data)	September 26, 2004	September 28, 2003
Net income (loss), as reported	$377	$209
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	13	15

Net income (loss), pro forma	$364	$194

Net income (loss) per share:
Basic, as reported	$0.13	$0.07

Diluted, as reported	$0.13	$0.07

Basic, pro forma	$0.13	$0.07

Diluted, pro forma	$0.12	$0.07

Weighted average number of common shares in computing net income (loss) per common share
Basic	2,838,915	2,862,629

Diluted	2,917,838	2,880,629

4. SHORT-TERM BORROWINGS

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The Company was in compliance with all financial covenants at September 26, 2004. The Company did not borrow funds during the thirteen or thirty-nine week periods ended September 26, 2004.

5. STOCKHOLDERS’ EQUITY

     The changes in stockholders’ equity for the thirty-nine week period ended September 26, 2004 are summarized as follows:

		Additional				Total
(amounts in thousands,	Common	paid-in	Retained	Treasury	Treasury	stockholders’
except share data)	stock	capital	earnings	Shares	stock	equity
Balance at December 28, 2003	$165	$5,018	$14,653	457,729	$(2,110)	$17,726
Net income (loss)	—	—	377	—	—	377
Executive Stock Awards Plan	1	68	—	—	—	69
Restricted Stock Plan	1	88	—	—	—	89
Cancelled Shares	—	(2)	—	—	—	(2)

Balance at September 26, 2004	$167	$5,172	$15,030	457,729	$(2,110)	$18,259

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

Results of Operations:

     The following discussion compares the quarter ended September 26, 2004 to the quarter ended September 28, 2003, and September 26, 2004 year to date to September 28, 2003 year to date and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

     Net service revenues increased to $29.9 million and $82.5 million for the quarter and year to date periods ended September 26, 2004 as compared to $26.7 million and $74.2 million for the quarter and year to date periods ended September 28, 2003, respectively. The increase is due to greater staffing requirements of several existing and new light industrial clients. Revenue increased over the prior year by 21.5% and 14.9% for light industrial clients for the quarter and year to date periods ended September 26, 2004 as compared to those ending September 28, 2003.

     Gross profit increased to $5.1 million and $13.3 million for the quarter and year to date periods ended September 26, 2004 as compared to $4.6 million and $12.4 million for the quarter and year to date periods ended September 28, 2003, respectively.

     Gross profit as a percentage of net service revenue was 17.0% for the current year’s quarter as compared to 17.1% for the prior year’s quarter. Gross profit as a percentage of net service revenue was 16.2% for the year to date period ended September 26, 2004 as compared 16.7% for the year to date period ended September 28, 2003. These decreases are a result of continued higher state unemployment costs.

     Selling, general and administrative expenses increased by $128,000, or 3.2%, and $648,000, or 5.4%, to $4.1 million and $12.7 million for the quarter and year to date periods ended September 26, 2004, respectively, as compared to the same periods ended September 28, 2003.

     There was no other income for the quarter ended September 26, 2004 as compared to $5,000 for the quarter ended September 28, 2003. For the year to date period ended September 26, 2004, other income decreased $13,000 as compared to the year to date period ended September 28, 2003.

     Income tax expense of $359,000 was recorded for the quarter ended September 26, 2004, as compared to $213,000 for the quarter ended September 28, 2003. The effective tax rate remained unchanged at 38%. Income tax expense of $231,000 was recorded for the year to date period ended September 26, 2004, as compared to $127,000 for the year to date period ended September 28, 2003.

Liquidity and Capital Resources:

     The quick ratio was 3.1 to 1 and 3.2 to 1 at September 26, 2004 and December 28, 2003, respectively, and the current ratio was 3.3 to 1 and 3.5 to 1, for the same respective periods. Net working capital increased by $633,000 to $12.6 million for the current year to date period. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash. Capital expenditures were $270,000 during the thirty-nine week period ended September 26, 2004 mainly for the purchase of computer hardware and software.

     On August 13, 2003, the Company signed a two year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The Company was in compliance with all financial covenants at September 26, 2004. The Company did not borrow funds during the thirteen or thirty-nine week periods ended September 26, 2004.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: November 5, 2004

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.