Form 10-K
period 2004-12-26
ABLEST INC
filed 2005-03-07
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

     The aggregate market value of the Registrant’s common shares held by non-affiliates as of the last day of the Registrant’s most recently completed second fiscal quarter was approximately $4,100,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of common shares of the Registrant outstanding at December 31, 2004 was 2,876,615.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

(Amounts in thousands)	December 26, 2004	December 28, 2003	December 29, 2002

Revenues from Unaffiliated Customers:
Staffing Services	$116,353	$104,048	$101,193
Discontinued Operations	—	—	—

Operating Income
Staffing Services	1,372	1,061	566
Discontinued Operations	—	72	119

Identifiable Assets:
Staffing Services	24,743	22,579	19,216
Discontinued Operations	—	—	—

Working Capital. By virtue of the nature of the Company’s business, the attainment and maintenance of high levels of working capital is not required.

Backlog. In view of the fact that the Company’s services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.

Employees. The ongoing staffing business comprises approximately 6,050 persons, 147 of which were full time at December 26, 2004. The Company considers its employee relations to be satisfactory.

Discontinued Operations

Prior to March 13, 2000, the Company operated as C. H. Heist Corp. with two service segments: Staffing Services and Industrial Maintenance.

On March 13, 2000, the Company sold substantially all of the assets of its United States industrial maintenance business and the stock of its Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. (“Onyx”).

For the 2001 fiscal year, the Company’s industrial maintenance business was reported as a discontinued operation. See the notes to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the discontinued operations. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Stock

The Company’s common stock trades on the American Stock Exchange under the symbol “AIH”.

Price Range of Common Stock

The following table presents the quarterly high and low sales price of our common stock as reported by the American Stock Exchange during each quarter of the years ended December 26, 2004 and December 28, 2003:

	2004		2003
	High	Low	High	Low
1st Quarter	$9.80	$5.01	$5.85	$4.70

2nd Quarter	8.95	5.15	5.05	4.60

3rd Quarter	7.08	5.25	6.95	5.17

4th Quarter	7.62	5.95	5.70	4.95

Number of Common Shareholders

On February 15, 2005, there were 491 holders of record of our common stock.

Dividends

Our current policy is to retain all of our earnings to finance the growth and development of our business. Consequently, we do not anticipate paying cash dividends on our common shares in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all existing equity compensation plans as of December 26, 2004, including the 1991 Stock Option Plan, 2000 Independent Directors’ Stock Option Plan and 2002 Restricted Stock Plan.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan category	(a)	(b)	(c)
Equity compensation Plans approved by
Security holders	54,000	$4.50	274,053

Equity compensation Plans not approved
by security holders	—	$—	—

Total	54,000	$4.50	274,053

ITEM 6. Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto.

Fiscal Year Ended December	2004	2003	2002	2001	2000
(Amounts in thousands, except per share data)
Net service revenues	$116,353	$104,048	$101,193	$87,042	$103,435
Net income (loss) from continuing operations	883	$2,883	608	(5,120)	592
Income (loss) per common share from continuing operations:
basic	0.31	1.01	0.21	(1.75)	0.21
diluted	0.30	0.99	0.21	(1.75)	0.21
Total assets	24,743	22,579	19,216	17,212	24,759
Long-term debt	—	—	—	—	—

The following summarizes quarterly operating results:

2004 Quarters	1st	2nd	3rd	4th
(Amounts in thousands, except per share data)
Net service revenues	$25,770	$26,827	$29,912	$33,844
Gross profit	3,629	4,624	5,074	5,088
Operating income (loss)	(708)	366	947	767
Net income (loss) from continuing operations	(441)	230	588	506
Income (loss) per common share, basic
Continuing operations	$(0.16)	$0.08	$0.21	$0.18
Discontinued operations	—	—	—	—

	$(0.16)	$0.08	$0.21	$0.18

Income (loss) per common share, diluted
Continuing operations	$(0.16)	$0.08	$0.20	$0.17
Discontinued operations	—	—	—	—

	$(0.16)	$0.08	$0.20	$0.17

2003 Quarters	1st	2nd	3rd	4th
(Amounts in thousands, except per share data)
Net service revenues	$23,239	$24,264	$26,668	$29,877
Gross profit	4,123	3,714	4,557	5,319
Operating income (loss)	(122)	(116)	558	741
Net income (loss) from continuing operations	(69)	(72)	350	2,674
Income (loss) per common share, basic
Continuing operations	$(0.02)	$(0.03)	$0.12	$0.94
Discontinued operations	—	—	—	0.02

	$(0.02)	$(0.03)	$0.12	$0.96

Income (loss) per common share, diluted
Continuing operations	$(0.02)	$(0.03)	$0.12	$0.92
Discontinued operations	—	—	—	0.02

	$(0.02)	$(0.03)	$0.12	$0.94

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements made in this Annual Report on Form 10-K, other than those concerning historical information, should be considered forward-looking and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future revenues and operating results; future prospects; anticipated benefits of proposed (or future) new branches, products or services; growth; the capabilities and capacities of our business operations and information systems; financing needs or plans; any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and competitive factors in our customers’ industries, our ability to successfully expand into new markets and offer new service lines, the availability of qualified personnel, the non-exclusive, short-term nature of our customers’ commitments, economic and political conditions and unemployment levels in the United States and other countries, increases in payroll related costs, including state unemployment insurance and workers compensation insurance, obsolescence or impairment of our information systems, our ability to successfully invest in and implement information systems, the cost of and our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, material liabilities under our self-insurance program, and other factors that we may not have currently identified or quantified.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

History of the Company

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

Overview

We derive our revenues from providing clerical, industrial and technical staffing services in the United States. We currently provide our staffing services principally through 49 service locations in the Eastern United States and selected Southwestern markets. We fill positions in data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management and technical writing, among others. We do not service any specific industry or field; instead, our services are provided to a broad-based customer list.

Substantially all of our revenues are driven by hours billed and billing rates. Our billing rates are generally negotiated and invoiced on a per-hour basis. Accordingly, as we place temporary employees, we record revenue based on their hours worked. Our gross margins are determined by deducting temporary employee pay, related taxes, benefits and other direct placement costs such as drug screens, background and reference checks. Piecework contracts are billed to the customer on a cost per unit basis versus an hourly basis. Revenue from piecework contracts is recognized at the time service is performed. Permanent placement services are fee-based services to recruit and fill regular staff positions for customers. Revenue from permanent placement services is recognized when a candidate begins full-time employment.

Customer demand for our employment services depends significantly on the overall strength of the labor market. Improving economic growth typically results in increased demand for labor, resulting in greater demand for our services. Correspondingly, during periods of weak economic growth or economic contraction, the demand for our services typically declines.

Due to the dependence of the staffing industry growth on economic factors, the inherent difficulty in forecasting the direction and strength of the economy and the short-term nature of staffing assignments, it is difficult to forecast future demand for our services with any certainty. As a result, we monitor a number of economic indicators, as well as recent business trends, in an effort to predict demand for temporary staffing services. Based upon these anticipated trends, we determine whether changes in personnel or other adjustments to our business are appropriate.

Historically, our business has expanded through both internal growth of existing branch offices and opening new branch offices. During 2004, we opened four new branch office locations and focused on increasing revenues of existing branch offices. During 2005, we intend to open strategically located branches that we believe will enhance our current customer relationships as well as facilitate establishing new ones. We also intend to explore offering additional lines of service within the staffing industry at existing and new branches. Internal development of new branch locations will require start-up capital. However, we believe that the amount of capital required to open new branches is less than the amount of capital required to consummate acquisitions. We cannot assure you that we will successfully open new branches or that, if opened, such branches will result in any material revenues or contribute positively to our earnings.

We continue to try to improve our gross margins by working closely with our customers to minimize costs associated with workers’ compensation claims. We have implemented safety training and education programs at all branch locations and key customer locations. We also review the risk profiles of certain clients to assess the potential workers’ compensation claims liabilities as compared to their potential profitability level. In addition, we expanded our return-to-work closely monitoring each employee’s injury status to enable them to return to work as soon as medically advisable We attempt to manage unemployment insurance costs through aggressive claim adjudication and actively offering displaced employee’s alternative job assignments. Additionally, in 2005 we implemented a new incentive compensation program for our staff associates, which we believe will result in improved pricing and costing decisions. The new plan compensates associates for achieving return on revenue target levels as well as higher profit levels. We cannot assure you that our continued efforts to manage workers’ compensation claims and unemployment insurance costs or our new compensation plan will result in increased operating margins.

The Company is currently evaluating replacement of its existing management information systems with an enterprise-wide, fully integrated solution designed to support future growth of the Company. Implementation of a new management information system would require a significant investment in software, hardware, outside consultant assistance and internal personnel resources. Although we believe this technology initiative would increase productivity, improve operating efficiencies and lower long-term operating costs, there is no assurance that such an initiative would yield its intended results. The failure to implement new management information systems or, if implemented, delays in completing or an inability to successfully complete implementation of a new management information system could adversely affect our growth plans, operations, liquidity and financial condition.

For the fiscal year ended December 26, 2004, compared to December 28, 2003.

Fiscal Year 2004 was comprised of 52 weeks, as was fiscal 2003.

Results of Operations:

Net service revenues totaled $116.4 million for fiscal 2004 as compared to $104.0 million for fiscal 2003. Net service revenue increased $12.3 million, or 11.8%, due to the addition of several large industrial customers as well as expanding services to pre-existing customers. The opening of 4 new branches added $5.4 million in revenues, with information technology related revenue increasing by $345,000.

Gross profit was $18.4 million for fiscal 2004 and $17.7 million for fiscal 2003. Gross profit increased $700,000, despite higher state unemployment costs of $900,000, and an increase in workers’ compensation self-insurance of $950,000 over the prior year.

Selling, general and administrative expenses increased by $390,000 or 2.3%, to $17.0 million for fiscal 2004 as compare to fiscal 2003. Of this increase, $235,000 was attributable to our new branch openings. The company continues to closely manage expense levels and leverage its cost structure as business volume increases.

Other income (expense), net, decreased to $26,000 in fiscal 2004 from $53,000 in fiscal 2003. This decrease is partly due to a $29,000 reduction in interest expense as the Company had no borrowings against its revolving credit facility in fiscal 2004.

The effective tax rate for fiscal 2004 was 36.8%, which resulted in tax expense of $515,000. This is compared to our fiscal 2003 tax benefit of $1.7 million which included the reversal of a previously provided deferred tax asset valuation allowance in the amount of $2.4 million. The effective tax rate for fiscal 2003 without the deferred tax asset valuation allowance reversal would have been 51.6%.

Discontinued Operations:

At December 28, 2003, there were no reserves relating to the industrial maintenance business.

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

(b) Self-Insurance Reserves

The Company is self-insured for the deductible amount of its general liability and workers’ compensation coverages. To derive an estimate of the Company’s ultimate claims liability, established loss development factors are applied to current claims information. An independent actuary is engaged annually to provide an estimate of ultimate liability and to determine loss development factors going forward. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the accrual on a quarterly basis and adjusts as needed to reflect the required reserve calculation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may differ from projected loss rates, which could materially affect the financial condition and results of operations of the Company.

(c) Goodwill

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At December 26, 2004, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. Factors included in the impairment analysis include expected revenue and EBITDA growth rates, working capital needs, discount rates and earnings multiples. These assumptions are based on management’s best estimate of the current and expected economic environment. As prescribed, the Company screened for impairment of goodwill during the fourth fiscal quarters of 2003 and 2004 and found no instances of impairment of its recorded goodwill.

(d) Deferred Tax Assets

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

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, the Company has determined that the tax asset will be realizable.

Liquidity and Capital Resources:

The quick ratio was 3.1 to 1 and 3.2 to 1 at December 26, 2004 and December 28, 2003, respectively, and the current ratio was 3.4 to 1 and 3.5 to 1, for the same respective periods. The primary source of funding is generated from results of operations. Net working capital increased by $1.9 million during fiscal 2004 as a result of operations. Contributing to this was an increase in accounts receivable of $3.0 million due to the higher level of revenue being generated during this period. This was offset by a decrease in cash of $257,000 and an increase in accrued expenses of $1.0 million. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

On August 13, 2003, the Company signed a two-year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Company believes that the facility will be renewed and will be sufficient to cover foreseeable operational funding requirements in 2005. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During fiscal 2004 the Company had no borrowings against the Facility and was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

Material Commitments:

The Company’s contractual cash obligations as of December 26, 2004 are summarized in the table below:

     (Amounts in thousands)

	Payable	Payable	Payable	Payable
	during 2005	2006 - 2008	2008 - 2010	after 2010	Total
Operating leases	$1,165	$866	$27	$—	$2,058

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe that its exposure to fluctuations in interest rates is material.

ITEM 8.  Financial Statements and Supplemental Data

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders
  of Ablest Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ablest Inc. at December 26, 2004 and December 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 3, 2005

ABLEST INC.
Balance Sheets

(Amounts in thousands, except share and per share data)

	December 26, 2004	December 28, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,357	$1,614
Accounts receivable, net	16,783	13,778
Prepaid expenses and other current assets	160	213
Current deferred tax asset	1,369	1,085

Total current assets	19,669	16,690

Property, plant and equipment, net	543	647
Deferred tax asset	3,208	3,920
Goodwill, net	1,283	1,283
Other assets	40	39

Total assets	$24,743	$22,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$378	$326
Accrued expenses and other current liabilities	5,483	4,438

Total current liabilities	5,861	4,764

Other liabilities	117	89

Total liabilities	5,978	4,853

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized , none issued or outstanding at December 26, 2004 and December 28, 2003	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,334,344 and 3,308,929 shares issued and outstanding including shares held in treasury at December 26, 2004 and December 28, 2003, respectively	167	165
Additional paid-in capital	5,172	5,018
Retained earnings	15,536	14,653
Treasury stock at cost; 457,729 shares held at both December 26, 2004 and December 28, 2003	(2,110)	(2,110)

Total stockholders’ equity	18,765	17,726

Total liabilities and stockholders’ equity	$24,743	$22,579

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Income

(Amounts in thousands, except share and per share data)

	For the Fifty-two Week
	Periods Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Net service revenues	$116,353	$104,048	$101,193
Cost of services	97,938	86,335	82,806

Gross profit	18,415	17,713	18,387

Selling, general and administrative expenses	17,043	16,652	17,821

Operating income	1,372	1,061	566

Other:
Interest income (expense), net	1	(30)	15
Miscellaneous, net	25	83	245

Other income	26	53	260

Income from continuing operations before income taxes	1,398	1,114	826

Income tax expense (benefit)	515	(1,769)	218

Net income from continuing operations	883	2,883	608

Discontinued operations:
Adjustment to loss on sale of discontinued operations, net of income taxes	—	45	69

Net income	$883	$2,928	$677

Basic net income per common share:
Continuing operations	$0.31	$1.01	$0.21
Discontinued operations	$—	0.02	0.02

Basic net income per common share	$0.31	$1.03	$0.23

Diluted net income per common share:
Continuing operations	$0.30	$0.99	$0.21
Discontinued operations	—	0.02	0.02

Diluted net income per common share	$0.30	$1.01	$0.23

Weighted average number of common shares used in computing net income per common share
Basic	2,839,272	2,848,821	2,887,191

Diluted	2,921,853	2,902,470	2,887,230

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Stockholders’ Equity

(Amounts in thousands)

		Additional			Unearned	Receivable	Total
	Common	paid-in	Retained	Treasury	restricted	from stock	stockholders’
	stock	capital	earnings	stock	stock	sales	equity

Balance at December 29, 2002	$165	$4,936	$11,725	$(1,955)	$—	$—	$14,871

Net income	—	—	2,928	—	—	—	2,928
Restricted stock plan	—	82	—	—	—	—	82
Stock repurchase program	—	—	—	(155)	—	—	(155)

Balance at December 28, 2003	$165	$5,018	$14,653	$(2,110)	$—	$—	$17,726

Net income	—	—	883	—	—	—	883
Restricted stock plan	1	86	—	—	—	—	87
Executive stock awards plan	1	68	—		—	—	69

Balance at December 26, 2004	$167	$5,172	$15,536	$(2,110)	$—	$—	$18,765

See accompanying Notes to Financial Statements.

ABLEST INC.
Statement of Cash Flows

(Amounts in thousands)

	For the Fifty-two Week
	Periods Ended
	December 26, 2004	December 28, 2003	December 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$883	$2,883	$608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	461	513	642
Amortization of intangible assets	—	—	—
Intangible asset impairment	—	—	—
Stock compensation	273	89	130
Loss (gain) on disposal of property, plant and equipment	13	9	44
Deferred income taxes	428	(1,783)	(67)
Changes in assets and liabilities (next page)	(1,945)	(1,548)	197

Net cash provided by operating activities of continuing operations	113	163	1,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(370)	(297)	(173)
Cash transfer from discontinued operations	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	2,000	6,100
Repayment of short-term borrowings	—	(2,000)	(6,100)
Purchase of treasury shares	—	(155)	(199)

Net cash provided by (used in) financing activities of continuing operations	—	(155)	(199)

Net (decrease) increase in cash from continuing operations	(257)	(289)	1,182
Net increase (decrease) in cash from discontinued operations	—	45	(131)
Less amount transferred to continuing operations	—	—	200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(257)	(244)	1,251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,614	1,858	607

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,357	$1,614	$1,858

ABLEST INC.
Statement of Cash Flows, continued

(Amounts in thousands)

	For the Fifty-two Week
	Periods Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Changes in continuing operations’ assets and liabilities providing (using) cash:
Accounts receivable, net	$(3,005)	$(2,139)	$(1,407)
Prepaid expenses and other current assets	53	83	(59)
Other assets	(1)	7	267
Accounts payable	52	70	(70)
Accrued expenses and other current liabilities	928	423	1,393
Other liabilities	28	8	73

Total change in continuing operations’ assets and liabilities providing (using) cash	$(1,945)	$(1,548)	$197

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$1	$40	$28
Income Taxes	28	22	21

	$29	$62	$49

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

2. Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the last Sunday of December. The financial statements include 52 weeks for the years ended December 26, 2004, December 28, 2003 and December 29, 2002.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at December 26, 2004 and December 28, 2003.

Revenue Recognition

The Company’s revenues are derived from providing staffing services to its customers. Substantially all revenue is billed on a direct cost plus markup basis. Revenue is recognized at the time the service is performed. In addition, the Company bills revenues under piecework contracts and permanent placement services. Piecework contracts are billed to the customer on a cost per unit basis versus an hourly basis. Revenue from piecework contracts is recognized at the time service is performed. Permanent placement services are fee-based services to recruit and fill regular staff positions for customers. Revenue from permanent placement services is recognized when a candidate begins full-time employment

Property, Plant and Equipment

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

ABLEST INC.
Notes to Financial Statements, continued

Self-Insurance Reserves

The Company is self-insured for the deductible amount of its general liability and workers’ compensation coverages. To derive an estimate of the Company’s ultimate claims liability, established loss development factors are applied to current claims information. An independent actuary is engaged annually to provide an estimate of ultimate liability and to determine loss development factors going forward. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the accrual on a quarterly basis and adjusts as needed to reflect the required reserve calculation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may differ from projected loss rates, which could materially affect the financial condition and results of operations of the Company.

Goodwill and Other Intangible Assets

The Company has adopted Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company screened for impairment during the first quarter of 2002, the year of adoption, and fourth fiscal quarters of 2003 and 2004 and found no instances of impairment of its recorded goodwill.

At December 26, 2004, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.

Impairment of Long-Lived Assets

The company has adopted Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the company for the fiscal years ended 2004, 2003 or 2002.

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

ABLEST INC.
Notes to Financial Statements, continued

Income Per Common Share

Basic income per common share is computed by using the weighted average number of common shares outstanding. Diluted income per share is computed by using the weighted average number of common shares outstanding plus the dilutive effect, if any, of stock options.

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

(Amounts in thousands,	For the Years Ended
except per share data)	December 26, 2004	December 28, 2003	December 29, 2002
Net income, as reported	$883	$2,928	$677

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	117	89	189

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(146)	(106)	(228)

Pro forma net income	$854	$2,911	$638

Basic net income per common share As reported	$0.31	$1.03	$0.23
Pro forma	0.30	1.02	0.22

Diluted net income per common share As reported	$0.30	$1.01	$0.23
Pro forma	0.29	1.00	0.22

ABLEST INC.
Notes to Financial Statements, continued

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The various factors used for options granted are as follows:

	December 26, 2004	December 28, 2003	December 29, 2002
Risk-free interest rate	2.64%	4.17%	3.83%
Dividend yield	—	—	—
Expected life	10 Years	10 Years	10 Years
Volatility	4.6%	34.2%	40.7%

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R) ). SFAS 123 (R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, which are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123 (R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company is required to adopt SFAS 123 (R) in the third quarter of fiscal 2005, and has not currently evaluated the impact of adoption on its overall results of operations or financial position.

In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported financial statements to conform to the financial statement presentation of the current period.

3. Discontinued Operations

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

ABLEST INC.
Notes to Financial Statements, continued

other provisions, which resulted in additional disposition costs for the Company. Such costs included environmental remediation at certain specific industrial maintenance branches, reimbursement of any uncollectible accounts receivable acquired by Onyx and the payment of certain severance costs.

A summary of the operating results of discontinued operations are shown below:

	For the Years Ended
(Amounts in thousands)	December 26, 2004	December 28, 2003	December 29, 2002
Income from discontinued operations before income tax expense	$—	$72	$119
less: Income tax expense	—	27	50

Income from discontinued operations	$—	$45	$69

4. Allowance for Doubtful Accounts

The following table sets forth the allowance for doubtful accounts roll-forward for the past two fiscal years.

(Amounts in thousands)	December 26, 2004	December 28, 2003
Balance, beginning of year	$246	$291
Additions charged to cost and expense	257	194
Accounts receivable written-off	(218)	(239)

Balance, end of year	$285	$246

5. Property, Plant and Equipment

A summary of property, plant and equipment follows:

(Amounts in thousands)	December 26, 2004	December 28, 2003
Office furniture and equipment	$5,189	$5,082
Leasehold improvements	329	323

	$5,518	$5,405
less: Accumulated Depreciation	4,975	4,758

	$543	$647

Depreciation expense for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 was $461,000, $513,000 and $642,000 respectively.

6. Goodwill

Effective in 2002, the company adopted SFAS No.142 “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. During fiscal years 2002, 2003 and 2004, the

ABLEST INC.
Notes to Financial Statements, continued

Company performed tests for impairment, in accordance with the standard, and found no instance of such.

7. Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities follows:

(Amounts in thousands)	December 26, 2004	December 28, 2003
Payroll and other compensation	$2,164	$1,815
Insurance	3,069	2,442
Other	250	181

Accured expenses and other current liabilities	$5,483	$4,438

8. Indebtedness

On August 13, 2003, the Company signed a two-year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day London Interbank Offered Rate (“LIBOR”) plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio, among others The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During fiscal 2004 the Company had no borrowings against the Facility and was in compliance with all covenants.

9. Stock Option Plans

The Company has reserved 100,000 common shares for issuance in conjunction with its 2000 Independent Directors’ Stock Option Plan, (the “Directors’ Plan”). The purpose of the Directors’ Plan is to strengthen the alignment of interest between the independent directors and the shareholders of Ablest Inc. through increased ownership by the independent directors of the Company’s common stock. The Directors’ Plan provides for the granting of options to purchase 6,000 shares of common stock on the date of the respective directors’ election to the Board of Directors (the “Board”) and for the granting of options to purchase 1,500 common shares each time director is re-elected to the Board. The price per share deliverable upon exercise is equal to 100% of the fair market value of the shares on the date the option is granted. The initial grant of options to purchase 6,000 common shares is exercisable in three equal, annual installments on the first, second and third anniversary of the grant thereof. All subsequent grants are exercisable on the first anniversary of the grant thereof. The term of each grant is 10 years from the date it is granted.

A summary of stock option activity for the Director’s Plan follows:

ABLEST INC.
Notes to Financial Statements, continued

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding at December 30, 2001	30,000	$4.97

Granted	6,000	4.10

Outstanding at December 29, 2002	36,000	$4.83

Granted	6,000	4.60

Outstanding at December 28, 2003	42,000	$4.79

Granted	6,000	$8.00

Outstanding at December 26, 2004	48,000	$4.19

Options exercisable at December 26, 2004	42,000	$4.79

At December 26, 2004, the range of exercise prices for options issued under the Director’s Plan was $4.10 to $8.00, and the weighted average contractual life of the options was 5.47 years.

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

A summary of stock option activity for the Plan follows:

ABLEST INC.
Notes to Financial Statements, continued

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding at December 30, 2001	41,479	$8.02

Canceled or expired	(17,479)	8.77

Outstanding at December 29, 2002	24,000	$7.48

Outstanding at December 28, 2003	24,000	$7.48

Canceled or expired	(18,000)	7.78

Outstanding at December 26, 2004	6,000	$6.94

Options exercisable at December 26, 2004	6,000	$6.94

At December 26, 2004, the exercise price for options issued under the Plan was $6.94, and the weighted average contractual life of the options was 0.94 year.

10. Incentive Plans

In 2002 the Company implemented a Restricted Stock Plan (“the Plan”). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing executive officers and certain other key employees of the Company with incentive to improve stockholder values, contribute to the success of the Company and enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. An aggregate of 250,000 shares of common stock of the Company (hereinafter the “shares”) may be issued pursuant to the Plan. The maximum number of restricted shares that may be granted to any single individual in any one calendar year shall not exceed 25,000 shares. With respect to each grant of restricted shares under the Plan, one-third of the subject shares will become fully vested on the first anniversary of the date of grant, another one-third of the subject shares will become vested on the second anniversary of the date of grant, and the final one-third of the subject shares will become vested on the third anniversary of the date of grant. The Plan commenced effective the first day of fiscal 2002, and received approval by the holders of a majority of the Company’s outstanding common stock in fiscal 2002. Unless previously terminated, the Plan shall terminate at the close of business on the last day of fiscal year 2006. In fiscal 2003, the Company expensed $89,000 for 17,000 shares. In fiscal 2004, the Company expensed $117,400 for approximately 16,000 shares.

In 2004 the Company implemented an Executive Stock Awards Plan. The purpose of which is to promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve stockholder value and contribute to the success of the Company. An aggregate of 135,000 shares of common stock of the Company may be issued, with the maximum number issued to any single individual in a calendar year capped at 30,000 shares. The Executive Stock Awards Plan provides for an initial grant of shares, effective as of January 1, 2004 and subsequent grants for 2004, 2005 and 2006 subject to performance targets set for each year by the Compensation Committee. Shares will vest on January 1 of the year following the grant. During 2004 the Company expensed $69,000 for 13,500 restricted shares earned by executive officers pursuant to initial granting of shares. No subsequent grants were awarded for fiscal 2004.

ABLEST INC.
Notes to Financial Statements, continued

11. Income Taxes

The components and allocation of the total provision for income tax (benefit) expense are as follows:

(Amounts in thousands)	December 26, 2004	December 28, 2003	December 29, 2002
Income tax expense (benefit):
Federal	$459	$(1,825)	$227
State, current	$(30)	$14
State, deferred	86	69	41

	$515	$(1,742)	$268

Continuing operations	$515	$(1,769)	$218
Discontinued operations		27	50

	$515	$(1,742)	$268

The source of aggregate income before income taxes is as follows:

(Amounts in thousands)	December 26, 2004	December 28, 2003	December 29, 2002
Income before income taxes:
Continuing operations	$1,398	$1,114	$826
Discontinued operations	—	72	119

	$1,398	$1,186	$945

Actual income taxes differ from the “expected” taxes (computed by applying the U.S. Federal corporate tax rate of 34% to (loss) earnings before income taxes) as follows:

(Amounts in thousands)	December 26, 2004	December 28, 2003	December 29, 2002
Computed expected tax expense	$475	$403	$321

Adjustments resulting from:
State tax, net of Federal tax benefit	$55	83	41
Meals and entertainment	32	28	30
Change in estimate for tax benefit, other	(48)	98	77
Refund of 1998 amended income tax return	—	—	(201)
Valuation allowance		(2,354)	—

	$515	$(1,742)	$268

Effective tax rate	36.8%	-146.9%	28.4%

The tax effects of temporary differences that give rise to the aggregate deferred tax assets and liabilities are as follows:

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands)	December 26, 2004	December 28, 2003
Deferred tax assets and liabilities:
Allowance for doubtful accounts	$108	$93
Accrued insurance expense	1,162	927
Accumulated depreciation of plant and equipment	124	100
Accumulated amortization of other assets	685	744
Foreign tax and other credit carryforwards	180	180
AMT Tax Paid	60	—
Operating loss carryforwards	2,159	2,897
Other	99	64

Net deferred tax assets	$4,577	$5,005

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the years in which the deferred tax assets are deductible, the company has determined that the tax asset will be realizable.

12. Employee Benefit Plans

The Company maintains a qualified defined contribution plan covering all employees in the United States. The Company matches the contributions of participating employees, with a maximum contribution limit, on the basis of the percentages specified in the plan. The matching contributions were approximately $183,000, $176,000 and $198,000 for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

13. Lease Commitments

The Company occupies certain facilities under non-cancelable operating lease arrangements. Expenses under such arrangements amounted to approximately $1,288,000, $1,294,000 and $1,358,000 for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

In addition, the Company leases certain automotive and office equipment under non-cancelable operating lease arrangements, which provide for minimum monthly rental payments. Expenses under such arrangements amounted to approximately $133,000, $142,000 and $153,000 for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively

Management expects that in the normal course of its continuing operations, new leases will replace leases that expire. Real estate taxes, insurance and maintenance expenses are obligations of the Company. A summary of future minimum operating lease payments for continuing operations at December 26, 2004 follows:

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands)

Year	Real Property	Equipment	Total
2005	$1,094	$71	$1,165
2006	556	47	603
2007	209	24	233
2008	30	—	30
2009	27		27

Total	$1,916	$142	$2,058

14. Contingencies

The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation and a general umbrella policy. The Company is self-insured for general liability and workers’ compensation. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 26, 2004. Actual losses could differ from accrued amounts.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information in response to this item is hereby incorporated by reference to the information under the caption “Nominees for Directors” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(3) Exhibits

Exhibit
Number	Exhibit
2.1	Agreement and Plan of Merger between C. H. Heist Corp. and Ablest Inc. dated February 4, 2000. (1)

2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (2)

3.1	Certificate of Incorporation of the Company. (2)

3.2	By-laws of the Registrant. (2)

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (1).

10.2	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company. (3)

10.3	Independent Directors Stock Option Plan adopted May 14, 2000. (2)

10.4	Option to Ownership Plan adopted October 9, 2000. (2)

10.5	Executive Stock Awards Plan. (4)

10.6	Employment agreement with Charles H. Heist III, Chairman, dated January 1, 2004. (5)

10.7	Employment agreement with W. David Foster, Vice Chairman, dated January 1, 2004. (5)

10.8	Employment agreement with Kurt R. Moore, President and Chief Executive Officer, dated January 1, 2004. (5)

10.9	Employment agreement with Vincent J. Lombardo, Vice President and Chief Financial Officer, dated January 1, 2004. (5)

14	Code of Ethics for Senior Financial Officers (5)

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit to the Registrant’s Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended September 28, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Form S-8 filed January 12, 2004 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 28, 2003 and incorporated herein by reference.

(b)	The Company filed a report on Form 8-K dated October 23, 2003, under Item 12. The report included a press release reporting the Company’s management succession plan.

The Company filed a report on Form 8-K dated October 24, 2003, under Item 12. The report included a press release reporting the Company’s results of operations and financial condition for the thirteen and thirty-nine weeks ended September 28, 2003.

The Company filed a report on Form 8-K dated February 23, 2005, under Item 12. The report included a press release reporting the Company’s results of operations and financial condition for the year ended December 26, 2004.

(c)	Exhibits See subsection (a)(3) above.

(d)	Financial Statement Schedules Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABLEST INC.
By:	/s/ Kurt R. Moore
Kurt R. Moore
President and Chief Executive Officer (principal executive officer)

By:	/s/ Vincent J. Lombardo
Vincent J. Lombardo
Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial officer and principal accounting officer)

Date: February 17, 2005

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

Charles E. Scharlau
Director

February 17, 2005

Report of Independent Registered Certified Public Accounting Firm on Financial
Statement Schedule

To the Board of Directors and Shareholders
of Ablest Inc.:

Our audits of the financial statements referred to in our report dated March 3, 2005 appearing in the December 26, 2004 Annual Report to Shareholders of Ablest Inc. (which report and financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 3, 2005

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 26, 2004, December 28, 2003 and December 29, 2002

	Balance at	Additions	Additions		Balance at
	beginning of	charged to	charged to		end of
(Amounts in thousands)	the period	costs and expense	other accounts	Deductions	the period
Year Ended December 26, 2004
Allowance for doubtful accounts	$246	257	—	218	285
Deferred tax asset valuation allowance	$—	—	—	—	—

Year Ended December 28, 2003
Allowance for doubtful accounts	$291	194	—	239	246
Deferred tax asset valuation allowance	$2,354	—	—	2,354	—

Year Ended December 29, 2002
Allowance for doubtful accounts	$252	92	—	53	291
Deferred tax asset valuation allowance	$2,354	—	—	—	2,354