Form 10-Q
period 2005-03-27
ABLEST INC
filed 2005-05-05
CIK 46653

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The number of outstanding shares of the registrant’s Common Stock at March 27, 2005 was 2,892,368.

ABLEST INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ABLEST INC.

Condensed Balance Sheets
(amounts in thousands except share and per share data)

	March 27, 2005	December 26, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,425	$1,357
Accounts receivable, net	14,703	16,783
Prepaid expenses and other current assets	346	160
Current deferred tax asset	1,235	1,369

Total current assets	18,709	19,669

Property, plant and equipment, net	513	543
Deferred tax asset	3,208	3,208
Goodwill, net	1,283	1,283
Other assets	43	40

Total assets	$23,756	$24,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$402	$378
Accrued insurance	1,766	3,069
Accrued wages	1,886	1,989
Other current liabilities	527	425

Total current liabilities	4,581	5,861

Other liabilities	29	117

Total liabilities	4,610	5,978

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at March 27, 2005 and December 26, 2004	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,350,097 and 3,334,344 shares issued and outstanding including shares held in treasury at March 27, 2005 and December 26, 2004, respectively	168	167
Additional paid-in capital	5,288	5,172
Retained earnings	15,800	15,536
Treasury stock at cost; 457,729 shares held at March 27, 2005 and December 26, 2004	(2,110)	(2,110)

Total stockholders’ equity	19,146	18,765

Total liabilities and stockholders’ equity	$23,756	$24,743

See accompanying Notes to Financial Statements

ABLEST INC.

Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week
	Periods Ended
	March 27, 2005	March 28, 2004
Net service revenues	$30,835	$25,770
Cost of services	25,858	22,141

Gross profit	4,977	3,629

Selling, general and administrative expenses	4,549	4,337

Operating income (loss)	428	(708)

Other:
Interest income, net	—	2
Miscellaneous, net	(3)	(5)

Other income (loss)	(3)	(3)

Income (loss) before income taxes	425	(711)

Income tax expense (benefit)	161	(270)

Net income (loss)	$264	$(441)

Basic net income (loss) per common share	$0.09	$(0.16)

Diluted net income (loss) per common share	$0.09	$(0.16)

Weighted average number of common shares used in computing net income (loss) per common share
Basic	2,854,578	2,835,951

Diluted	2,926,692	2,908,574

See accompanying Notes to Financial Statements

ABLEST INC.

Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Thirteen Week
	Periods Ended
	March 27, 2005	March 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$264	$(441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	90	125
Loss on disposal of property, plant and equipment	—	5
Deferred income taxes	134	(295)
Stock compensation	146	182
Changes in assets and liabilities (see below)	494	1,029

Net cash provided by operating activities	1,128	605

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(60)	(125)

Net increase in cash	1,068	480

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,357	1,614

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,425	$2,094

Changes in continuing operations’ assets and liabilities providing (using) cash:
Accounts receivable, net	$2,080	$1,628
Prepaid expenses and other current assets	(186)	(105)
Other assets	(3)	2
Accounts payable	24	147
Accrued expenses and other current liabilities	(1,304)	(554)
Other liabilities	(117)	(89)

Total change in assets and liabilities providing (using) cash	$494	$1,029

See accompanying Notes to Financial Statements

ABLEST INC.

Notes to Condensed Financial Statements
(Unaudited)

1.	COMPANY BACKGROUND

Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 51 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial, information technology, finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accountant, financial analyst and internal auditor. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

2.	BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 26, 2004. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen week period ended March 27, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2005.

In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.

3.	SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at March 27, 2005 and March 28, 2004.

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

At March 27, 2005, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.

Impairment of Long-Lived Assets

The Company has adopted Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the company at March 27, 2005 or March 28,2004.

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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

	Periods Ended
(amounts in thousands except share and per share data)	March 27, 2005	March 28, 2004
Net income (loss), as reported	$264	$(441)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	18	18

Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	7	10

Net income (loss), pro forma	$275	$(433)

Net income (loss) per share:

Basic, as reported	$0.09	$(0.16)

Diluted, as reported	$0.09	$(0.16)

Basic, pro forma	$0.10	$(0.15)

Diluted, pro forma	$0.09	$(0.15)

Weighted average number of common shares in computing net income (loss) per common share

Basic	2,854,578	2,835,951

Diluted	2,926,692	2,908,574

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, which are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company is required to adopt SFAS 123(R) in the fourth quarter of fiscal 2005, and has not currently evaluated the impact of adoption on its overall results of operations or financial position.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

4.	SHORT-TERM BORROWINGS

On August 13, 2003, the Company signed a two-year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Company believes that the Facility will be renewed and will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the first quarter of 2005 the Company had no borrowings against the Facility and was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

5.	STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the thirteen week period ended March 27, 2005 are summarized as follows:

		Additional				Total
(amounts in thousands,	Common	paid-in	Retained	Treasury	Treasury	stockholders’
except share data)	stock	capital	earnings	Shares	stock	equity

Balance at December 26, 2004	$167	$5,172	$15,536	457,729	$(2,110)	$18,765
Net income (loss)	—	—	264	—	—	264
Restricted Stock Plan	1	116	—	—		117

Balance at March 27, 2005	$168	$5,288	$15,800	457,729	$(2,110)	$19,146

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future revenues and operating results; future prospects; anticipated benefits of proposed (or future) new branches, products or services; growth; the capabilities and capacities of our business operations and information systems; financing needs or plans; any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Results of Operations:

The following discussion compares the quarter ended March 27, 2005 to the quarter ended March 28, 2004 and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.

Revenues for the quarter and year to date period ended March 27, 2005 were $30.8 million compared to $25.8 million for the quarter and year to date period ended March 28, 2004, an increase of $5.0 million or 19.7%. The increase was driven by several factors. Branches opened in 2004 accounted for approximately one-half of the increase. Also contributing to the growth, was the addition of several large industrial clients and greater staffing requirements from existing clients.

Gross profit was $5.0 million for the first quarter of 2005 compared to $3.6 million in 2004, an increase of $1.4 million or 38.9%. Gross profit as a percentage of revenue was 16.1% for the first quarter of 2005 compared to 14.1% for the first quarter of 2004. The 2.0 percentage point increase is primarily attributable to a decrease of $390,000 in the provision for workers’ compensation self-insurance claims.

Selling, general and administrative expenses increased by $212,000 or 4.9% to $4.6 million from one year earlier. This increase is due to the increased expense associated with the five new branch openings since the first quarter of 2004.

Other income, net did not change from the previous year.

Income tax increased $431,000 to an expense of $161,000 in 2005 from a benefit of $270,000 for the first quarter of 2004. The effective tax rate remained unchanged at 38%.

Liquidity and Capital Resources:

The quick ratio was 3.6 to 1 and 3.1 to 1 at March 27, 2005 and December 26, 2004, respectively, and the current ratio was 4.0 to 1 and 3.4 to 1, for the same respective periods. The primary source of funding is

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

generated from results of operations. Net working capital increased by $320,000 to $14.1 million for the current year to date period as a result of operations. Contributing to this was a decrease of $2.1 million in accounts receivable, net, partially offset by an increase in cash of $1.1 million and a decrease in accrued expenses and other current liabilities of $1.3 million. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash. Capital expenditures were $60,000 during the current year to date period.

On August 13, 2003, the Company signed a two-year $7,500,000 Committed Revolving Credit Facility (“Facility”) with Manufacturers and Traders Trust Company (“M&T”). The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 200 basis points. The Facility expires on August 12, 2005 and is renewable for one year with the consent of both parties. The Company believes that the Facility will be renewed and will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility . The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. The company had no borrowings during the period ended March 27, 2005.

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
(On behalf of the Registrant and as Principal Financial Officer)
Date: May 4, 2005

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.