Form 10-Q
period 2005-06-26
ABLEST INC
filed 2005-08-04
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock at June 26, 2005 was 2,892,368.

ABLEST INC.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share and per share data)

	June 26, 2005	December 26, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,886	$1,357
Accounts receivable, net	15,376	16,783
Prepaid expenses and other current assets	689	160
Current deferred tax asset	1,369	1,369

Total current assets	20,320	19,669

Property, plant and equipment, net	538	543
Deferred tax asset	2,721	3,208
Goodwill, net	1,283	1,283
Other assets	40	40

Total assets	$24,902	$24,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$521	$378
Accrued insurance	1,642	3,069
Accrued wages	2,363	1,989
Other current liabilities	505	425

Total current liabilities	5,031	5,861

Other liabilities	151	117

Total liabilities	5,182	5,978

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at June 26, 2005 and December 26, 2004	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,350,097 and 3,334,344 shares issued and outstanding including shares held in treasury at June 26, 2005 and December 26, 2004, respectively	168	167
Additional paid-in capital	5,288	5,172
Retained earnings	16,374	15,536
Treasury stock at cost; 457,729 shares held at June 26, 2005 and December 26, 2004	(2,110)	(2,110)

Total stockholders’ equity	19,720	18,765

Total liabilities and stockholders’ equity	$24,902	$24,743

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week		For the Twenty Six Week
	Periods Ended		Periods Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net service revenues	$32,751	$26,827	$63,586	$52,597
Cost of services	27,009	22,203	52,867	44,344

Gross profit	5,742	4,624	10,719	8,253

Selling, general and administrative expenses	4,815	4,258	9,364	8,595

Operating income (loss)	927	366	1,355	(342)

Other:
Interest income, net	—	—	—	2
Miscellaneous, net	—	6	(3)	1

Other income (loss)	—	6	(3)	3

Income (loss) before income taxes	927	372	1,352	(339)

Income tax expense (benefit)	353	142	514	(128)

Net income (loss)	$574	$230	$838	$(211)

Basic net income (loss) per common share	$0.20	$0.08	$0.29	$(0.07)

Diluted net income (loss) per common share	$0.20	$0.08	$0.29	$(0.07)

Weighted average number of common shares used in computing net income (loss) per common share
Basic	2,863,509	2,840,443	2,859,043	2,838,197

Diluted	2,940,368	2,918,708	2,933,530	2,913,641

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Thirteen Week
	Periods Ended
	June 26, 2005	June 27, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$838	$(211)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	167	253
Loss on disposal of property, plant and equipment	—	5
Deferred income taxes	487	(154)
Stock compensation	268	204
Changes in assets and liabilities (see below)	(69)	926

Net cash provided by operating activities	1,691	1,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(162)	(227)

Net increase in cash	1,529	796

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,357	1,614

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,886	$2,410

Changes in continuing operations’ assets and liabilities providing (using) cash:
Accounts receivable, net	$1,407	$1,157
Prepaid expenses and other current assets	(529)	(131)
Other assets	—	1
Accounts payable	143	153
Accrued expenses and other current liabilities	(973)	(165)
Other liabilities	(117)	(89)

Total change in assets and liabilities providing (using) cash	$(69)	$926

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
1.	COMPANY BACKGROUND

Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 52 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial, information technology, finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accountant, financial analyst and internal auditor. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

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

All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen and twenty six week periods ended June 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2005.

In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.

3.	SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at June 26, 2005 and June 27, 2004.

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
At June 26, 2005, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.
Impairment of Long-Lived Assets
The Company has adopted Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the company at June 26, 2005 or June 27, 2004.
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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

	For the Thirteen Week		For the Twenty Six Week
(amounts in thousands except share and per share data)	Periods Ended		Periods Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income (loss), as reported	$574	$230	$838	$(211)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	76	15	94	30
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	82	20	106	41

Net income (loss), pro forma	$568	$225	$826	$(222)

Net income (loss) per share:

Basic, as reported	$0.20	$0.08	$0.29	$(0.07)

Diluted, as reported	$0.20	$0.08	$0.29	$(0.07)

Basic, pro forma	$0.20	$0.08	$0.29	$(0.08)

Diluted, pro forma	$0.19	$0.08	$0.28	$(0.08)

Weighted average number of common shares in computing net income (loss) per common share

Basic	2,863,509	2,840,443	2,859,043	2,838,197

Diluted	2,940,368	2,918,708	2,933,530	2,913,641

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, which are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company is required to adopt SFAS 123(R) in the first quarter of fiscal 2006, and has not currently evaluated the impact of adoption on its overall results of operations or financial position.

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
4.	SHORT-TERM BORROWINGS

On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the second quarter of 2005 the Company had no borrowings against the Facility and was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

5.	STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the twenty six week period ended June 26, 2005 are summarized as follows:

		Additional				Total
	Common	paid-in	Retained	Treasury	Treasury	stockholders’
(amounts in thousands, except share data)	stock	capital	earnings	Shares	stock	equity

Balance at December 26, 2004	$167	$5,172	$15,536	457,729	$(2,110)	$18,765
Net income (loss)	—	—	838	—	—	838
Restricted Stock Plan	1	116	—	—		117

Balance at June 26, 2005	$168	$5,288	$16,374	457,729	$(2,110)	$19,720

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
Critical Accounting Policies
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers’ compensation costs, income taxes and goodwill. Management’s estimates and assumptions are based on historical experience and other factors believed to be reasonable under the circumstances. However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.
The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 26, 2004. There were no changes to these policies during the twenty-six week period ended June 26, 2005.
Results of Operations:
The following discussion compares the quarter ended June 26, 2005 to the quarter ended June 27, 2004, and June 26, 2005 year to date to June 27, 2004 year to date and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Revenues increased to $32.8 million and $63.6 million for the quarter and year to date periods ended June 26, 2005 as compared to $26.8 million and $52.6 million for the quarter and year to date periods ended June 27, 2004, respectively. Several factors account for the increase. Branches opened in 2004 and 2005 contributed approximately one-half of the increase. The addition of several large industrial clients and greater staffing requirements from existing clients also played a role in the overall growth.
Gross profit was $5.7 million and $10.7 million for the second quarter and year to date periods of 2005 compared to $4.6 million and $8.3 million for the same respective periods in 2004, an increase of $1.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
million or 24.2% for the quarter to date period and $2.5 million or 29.9% for the year to date period. The increase in gross profit is mainly attributable to higher revenue and to lower cost for workers’ compensation self-insurance claims. Workers’ compensation self-insurance expense decreased by $207,000 for the quarter and $597,000 for the year to date period, compared to the same periods of the previous year. The year to date decrease, compared to 2004, is primarily due to an adjustment made in the first quarter of 2004 that increased workers compensation expense. The adjustment was based on an actuarial study completed at that time. Gross profit as a percentage of revenue was 17.5% for the current year’s quarter as compared to 17.2% for the prior year’s quarter.
Selling, general and administrative expenses increased by $557,000, or 13.1%, and $769,000, or 8.9%, to $4.8 million and $9.4 million for the quarter and year to date periods ended June 26, 2005, respectively, as compared to the same periods ended June 27, 2004. Approximately one half of the year to date increase is attributable to the newly opened locations referenced above. Higher compensation costs associated with the increased earnings also caused these costs to increase.
Other income, net did not change from the previous year.
Income tax expense of $353,000 was recorded for the quarter ended June 26, 2005, as compared to $142,000 for the quarter ended June 27, 2004. The effective tax rate remained unchanged at 38%. Income tax expense of $514,000 was recorded for the year to date period ended June 26, 2005, as compared to an income tax benefit of $128,000 for the year to date period ended June 27, 2004.
Liquidity and Capital Resources:
The quick ratio was 3.6 to 1 and 3.1 to 1 at June 26, 2005 and December 26, 2004, respectively, and the current ratio was 4.0 to 1 and 3.4 to 1, for the same respective periods. The primary source of funding is generated from results of operations. Net working capital increased by $1.5 million to $15.3 million for the current year to date period as a result of operations. Contributing to this was a decrease of $1.4 million in accounts receivable, net, offset by an increase in cash of $1.5 million and a decrease in accrued expenses and other current liabilities of $1.2 million. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash. Capital expenditures were $160,000 during the current year to date period.
On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 125 basis points, a reduction of 75 points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. The Company had no borrowings during the period ended June 26, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Material Commitments
The Company’s contractual cash obligations as of June 26, 2005 are summarized in the table below:

	Payable	Payable	Payable	Payable
	during 2005	2006 - 2008	2008 - 2010	after 2010	Total
Operating leases	$576	$1,182	$258	$—	$2,016
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

The Company’s 2005 Annual Meeting of Shareholders was held on May 25, 2005. The only matter voted upon was the election of directors. The following directors, comprising the entire Board of Directors of the Company, were re-elected to the Board of Directors for a term of one year expiring at the date of the Company’s 2006 Annual Meeting of Shareholders:

	Votes For:	Withheld:
Charles H. Heist	2,765,935	38,960
W. David Foster	2,780,335	24,560
Kurt R. Moore	2,780,335	24,560
Charles E. Scharlau	2,774,335	30,560
Ronald K. Leirvik	2,774,335	30,560
Donna R. Moore	2,774,335	30,560
Richard W. Roberson	2,780,335	24,560

ITEM 5.	OTHER INFORMATION

On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 125 basis points, a reduction of 75 points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties.

ITEM 6.	EXHIBITS

Exhibits
10	Modification Agreement dated August 2, 2005 between Manufacturers and Traders Trust Company and Ablest Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEST INC.
By:	/s/ Vincent J. Lombardo
Vincent J. Lombardo
Vice President, Chief Financial Officer, Secretary and Treasurer (On behalf of the Registrant and as Principal Financial Officer)

Date: August 2, 2005

Exhibit Index

Exhibit
Number	Description of Document
10	Modification Agreement dated August 2, 2005 between Manufacturers and Traders Trust Company and Ablest Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.