Form 10-Q
period 2005-09-25
ABLEST INC
filed 2005-11-07
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock at September 25, 2005 was 2,892,368.

ABLEST INC.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share and per share data)

	September 25, 2005	December 26, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,305	$1,357
Accounts receivable, net	16,993	16,783
Prepaid expenses and other current assets	448	160
Current deferred tax asset	1,369	1,369

Total current assets	22,115	19,669

Property, plant and equipment, net	583	543
Deferred tax asset	2,506	3,208
Goodwill	1,283	1,283
Other assets	45	40

Total assets	$26,532	$24,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$639	$378
Accrued insurance	1,924	3,069
Accrued wages	3,056	1,989
Other current liabilities	617	425

Total current liabilities	6,236	5,861

Other liabilities	209	117

Total liabilities	6,445	5,978

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at September 25, 2005 and December 26, 2004	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,350,097 and 3,334,344 shares issued and outstanding including shares held in treasury at September 25, 2005 and December 26, 2004, respectively	168	167
Additional paid-in capital	5,288	5,172
Retained earnings	16,741	15,536
Treasury stock at cost; 457,729 shares held at September 25, 2005 and December 26, 2004	(2,110)	(2,110)

Total stockholders’ equity	20,087	18,765

Total liabilities and stockholders’ equity	$26,532	$24,743

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Income
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week		For the Thirty-nine Week
	Periods Ended		Periods Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net service revenues	$34,873	$29,912	$98,459	$82,509
Cost of services	29,107	24,838	81,974	69,182

Gross profit	5,766	5,074	16,485	13,327

Selling, general and administrative expenses	5,177	4,127	14,541	12,722

Operating income	589	947	1,944	605

Other:
Interest income, net	—	—	—	2
Miscellaneous, net	1	—	(2)	1

Other income (loss)	1	—	(2)	3

Income before income taxes	590	947	1,942	608

Income tax expense	223	359	737	231

Net income	$367	$588	$1,205	$377

Basic net income per common	$0.13	$0.21	$0.42	$0.13

Diluted net income per common share	$0.13	$0.20	$0.41	$0.13

Weighted average number of common shares used in computing net income per common share
Basic	2,863,168	2,840,350	2,860,418	2,838,915

Diluted	2,930,644	2,926,233	2,922,079	2,917,838

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Thirty-nine Week
	Periods Ended
	September 25, 2005	September 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,205	$377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	243	374
Loss on disposal of property, plant and equipment	—	5
Deferred income taxes	702	—
Stock compensation	326	236
Changes in assets and liabilities (see below)	(245)	4

Net cash provided by operating activities	2,231	996

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(283)	(270)

Net increase in cash	1,948	726

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,357	1,614

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,305	$2,340

Changes in continuing operations’ assets and liabilities providing (using) cash:
Accounts receivable, net	$(210)	$(549)
Prepaid expenses and other current assets	(288)	21
Other assets	(5)	—
Accounts payable	261	190
Accrued insurance	(1,145)	(204)
Accrued wages	1,067	471
Other current liabilities	192	164
Other liabilities	(117)	(89)

Total change in assets and liabilities providing (using) cash	$(245)	$4

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
1.	COMPANY BACKGROUND
Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 55 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial, information technology, finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accountant, financial analyst and internal auditor. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.
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
All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen and thirty-nine week periods ended September 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2005.
In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported consolidated financial statements to conform with the financial statement presentation of the current period.
3.	SIGNIFICANT ACCOUNTING POLICIES
Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at September 25, 2005 and December 26, 2004.
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
Self-Insurance Reserves
The Company is self-insured for the deductible amount of its general liability and workers’ compensation coverages. To derive an estimate of the Company’s ultimate claims liability, established loss development factors are applied to current claims information. An independent actuary is engaged annually to provide an estimate of ultimate liability and to determine loss development factors going forward. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the accrual on a quarterly basis and adjusts it as needed to reflect the required reserve calculation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may differ from projected loss rates, which could materially affect the financial condition and results of operations of the Company.
Goodwill and Other Intangible Assets
The Company has adopted Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company screened for impairment during the first quarter of 2002, the year of adoption, and fourth fiscal quarters of 2003 and 2004 and found no instances of impairment of its recorded goodwill. No impairment losses were recognized by the Company during the periods ended September 25, 2005 or September 26, 2004.
At September 25, 2005, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.
Impairment of Long-Lived Assets
The Company has adopted Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the company during the periods ended September 25, 2005 or September 26, 2004.
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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Stock Option Plans
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock – Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Amounts in the disclosure below are presented in thousands, except share data:

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)

	For the Thirteen Week		For the Thirty-nine Week
	Periods Ended		Periods Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net income, as reported	$367	$588	$1,205	$377

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	36	20	130	50

Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	44	26	155	67

Net income, pro forma	$358	$582	$1,179	$360

Net income per share:

Basic, as reported	$0.13	$0.21	$0.42	$0.13

Diluted, as reported	$0.13	$0.20	$0.41	$0.13

Basic, pro forma	$0.13	$0.21	$0.41	$0.13

Diluted, pro forma	$0.12	$0.20	$0.40	$0.12

Weighted average number of common shares in computing net income per common share

Basic	2,863,168	2,840,350	2,860,418	2,838,915

Diluted	2,930,644	2,926,233	2,922,079	2,917,838

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, which are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company had been required to adopt SFAS 123(R) in the first quarter of fiscal 2006, however, as of November 3, 2005, the Board of Directors of the Company have accelerated the vesting of all unvested stock options. By accelerating the vesting of these options, the Company will have no obligations outstanding which would require compensation expense under SFAS 123(R) to be recorded.
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of SFAS No. 154 will have a material impact.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s financial position or results of operations.

4.	SHORT-TERM BORROWINGS

On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the third quarter of 2005 the Company had no borrowings against the Facility and was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

5.	STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the thirty-nine week period ended September 25, 2005 are summarized as follows. Amounts are presented in thousands, except share data.

		Additional				Total
	Common	paid-in	Retained	Treasury	Treasury	stockholders’
	stock	capital	earnings	Shares	stock	equity

Balance at December 26, 2004	$167	$5,172	$15,536	457,729	$(2,110)	$18,765
Net income (loss)	—	—	1,205	—	—	1,205
Restricted Stock Plan	1	116	—	—	—	117

Balance at September 25, 2005	$168	$5,288	$16,741	457,729	$(2,110)	$20,087

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future revenues and operating results; future prospects; anticipated benefits of proposed (or future) new branches, products or services; growth; the capabilities and capacities of our business operations and information systems; financing needs or plans; any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and competitive factors in our customers’ industries, our ability to successfully expand into new markets and offer new service lines, the availability of qualified personnel, the non-exclusive, short-term nature of our customers’ commitments, economic and political conditions and unemployment levels in the United States and other countries, increases in payroll related costs, including state unemployment insurance and workers compensation insurance, obsolescence or impairment of our information systems, our ability to successfully invest in and implement information systems, the cost of and our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002, liabilities under our self-insurance program, and other factors that we may not have currently identified or quantified.
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
The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 26, 2004. There were no changes to these policies during the thirty-nine week period ended September 25, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Results of Operations:
The following discussion compares the quarter ended September 25, 2005 to the quarter ended September 26, 2004, and September 25, 2005 year to date to September 26, 2004 year to date and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Revenues increased to $34.9 million and $98.5 million for the quarter and year to date periods ended September 25, 2005 as compared to $29.9 million and $82.5 million for the quarter and year to date periods ended September 26, 2004, respectively. Branches opened in 2004 and 2005 contributed approximately one-half of the increase. The addition of several large industrial clients and greater staffing requirements from existing clients also played a role in the overall growth.
Gross profit was $5.8 million and $16.5 million for the third quarter and year to date periods of 2005 compared to $5.1 million and $13.3 million for the same respective periods in 2004, an increase of $700 thousand or 13.7% for the quarter to date period and $3.2 million or 24.0% for the year to date period. The improvement in year to date gross profit is mainly attributable to the increased revenue and to lower cost for workers’ compensation self-insurance claims. While workers’ compensation self-insurance expense increased in the third quarter by $260 thousand, the year to date expense decreased by $340 thousand, as compared to the same periods of the previous year. The year to date decrease in workers’ compensation expense, as compared to 2004, is primarily due to an adjustment made in the first quarter of 2004 that increased the expense. The adjustment was based on an actuarial study completed at that time. Gross profit as a percentage of revenue was 16.5% for the current year’s quarter as compared to 17.0% for the prior year’s quarter, as result of the increase in workers’ compensation expense.
Selling, general and administrative expenses increased by $1.1 million, or 25.4%, and $1.8 million, or 14.3%, to $5.2 million and $14.5 million for the quarter and year to date periods ended September 25, 2005, respectively, as compared to the same periods ended September 26, 2004. Approximately one half of the year to date increase is attributable to the newly opened locations referenced above. Also during the period, the Company and its former Chief Financial Officer entered into a Settlement Agreement and Complete and Permanent Release, dated September 22, 2005 (the “Release Agreement”), pursuant to which, the Company agreed to pay severance in the amount of $290 thousand, which accounts for 26.4% of the increase. Higher compensation costs associated with the increased earnings also caused these costs to increase.
Other income, net did not change materially from the previous year.
Income tax expense of $223 thousand was recorded for the quarter ended September 25, 2005, as compared to $359 thousand for the quarter ended September 26, 2004. The effective tax rate remained unchanged at 38%. Income tax expense of $737 thousand was recorded for the year to date period ended September 25, 2005, as compared to expense of $231 thousand for the year to date period ended September 26, 2004.
Liquidity and Capital Resources:
The quick ratio was 3.3 to 1 and 3.1 to 1 at September 25, 2005 and December 26, 2004, respectively, and the current ratio was 3.5 to 1 and 3.4 to 1, for the same respective periods. The primary source of funding is generated from results of operations. Net working capital increased by $2.1 million to $15.9 million for the current year to date period as a result of operations. Contributing to this was an increase of $2.0 million in cash and a decrease of $1.1 million in accrued insurance, offset by an increase in accrued wages of $1.1 million. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Capital expenditures year-to-date were approximately $283 thousand. Subsequent to September 25, 2005 the Company has purchased approximately $600 thousand, and plans to purchase approximately an additional $1 million over the next twelve months, of new front and back office software and the related required hardware.
On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. The Company had no borrowings during the period ended September 25, 2005. Subsequently, however, the Company utilized $1 million of the Facility on October 13, 2005. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.
Material Commitments
The Company’s contractual cash obligations as of September 25, 2005 are summarized in the table below:

	Payable	Payable	Payable	Payable
	during 2005	2006 - 2007	2008 - 2010	after 2010	Total
Operating leases (1)	$252	$2,092	$1,474	$724	$4,542
Capital expenditures (2)	787	145			932
Other liabilities (3)	290				290

Total	$1,329	$2,237	$1,474	$724	$5,764

(1)	Includes minimum lease payment obligations for equipment and real property leases in effect as of September 25, 2005.

(2)	Purchase obligations for capital expenditure projects in progress.

(3)	Obligation to former CFO for severance agreement. See Results of Operations, in Management’s Discussion and Analysis of Results of Operations and Financial Condition
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

ABLEST INC.
	By:	/s/ Charles H. Heist
Charles H. Heist
Date: November 7, 2005		Chairman, Chief Financial Officer and Treasurer (On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.