Form 10-K
period 2005-12-25
ABLEST INC
filed 2006-03-10
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2005
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the Registrant’s common shares held by non-affiliates as of the last day of the Registrant’s most recently completed second fiscal quarter was approximately $4,289,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of common shares of the Registrant outstanding at December 25, 2005 and February 20, 2006 was 2,889,148.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
ITEM 1. Business
General
Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 56 company-owned service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial, information technology, and finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis, and internal auditing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list. The Company was founded in 1978 and is headquartered in Clearwater, Florida. The state of incorporation is the State of Delaware.
Availability of Reports and Other Information
Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”) are available, free of charge, on our website, www.ablest.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on the website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
The Staffing Industry
The staffing services business is highly competitive with few barriers to entry. There are numerous local, regional and national firms principally engaged in offering such services. The primary competitive factors in the staffing services field are quality of service, reliability of personnel and price. Historically, the temporary staffing industry has experienced its greatest growth during economic recoveries.
The staffing services industry was once used predominately as a short-term solution for greater workforce needs during peak production periods and to replace workers who were abruptly terminated or who were absent due to illness or vacation. For several decades, the use of temporary services has evolved into a permanent and significant component of staffing plans of many employers. Corporate restructuring, government regulations, advances in technology and the desire by many business entities to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. Flexible staffing alternatives allow businesses to respond quickly and aggressively to changing market conditions which many economists and analysts believe is critical to future economical growth.
Additionally, it is widely accepted by economists that temporary staffing also encourages greater work force participation, which is critical as the United States faces a labor shortage. Temporary staffing provides employment flexibility and options to people who might otherwise choose not to work. Flexible work arrangements offer choices that fit the diverse needs and preferences of potential employees thereby contributing to increased participation and enhanced productivity. The clerical, light industrial, information technology and financial sectors represent the four largest sectors of the temporary staffing industry.
Operations
The table below is a summary of information relating to the Company’s operations for each of the last three fiscal years. The discontinued operation note refers to the Company’s former industrial maintenance operations.

	For the fiscal year ended
(Amounts in thousands)	December 25, 2005	December 26, 2004	December 28, 2003

Revenues from Unaffiliated Customers:
Staffing Services	$137,457	$116,353	$104,048
Discontinued Operations	—	—	—

Operating Income
Staffing Services	3,087	1,372	1,061
Discontinued Operations	—	—	72

Identifiable Assets:
Staffing Services	26,455	24,743	22,579
Discontinued Operations	—	—	—
Working Capital. By virtue of the nature of the Company’s business, the attainment and maintenance of high levels of working capital is not required.
Backlog. In view of the fact that the Company’s services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.
Employees. The ongoing staffing business comprises approximately 6,850 persons, 164 of which were full time at December 25, 2005. During the fiscal year 2005, approximately 37,000 temporary associates were placed by the Company. At any given time of the year, only a portion of these employees were placed on temporary assignments. The Company considers its employee relations to be good.
Company-owned Offices. The Company-owned offices provide clerical, light industrial, information technology and financial staffing and are primarily concentrated in 11 states. These offices are organized into regions and managed by Regional Managers and other area staff who provide operation support for the offices in their regions. Company-owned offices are organized based upon geographic location and/or service offerings. Each office has a manager who is accountable for the day-to-day operations and profitability. The table below sets forth the geographic distribution of the Company-owned offices as of December 25, 2005.

Company-Owned Offices
Midsouth (1)	9
Midwest (2)	10
Northeast (3)	21
Southeast (4)	16

Total	56

(1)	The Midsouth includes the states of Mississippi and Tennessee

(2)	The Midwest includes the states of Illinois, Texas and Arizona

(3)	The Northeast includes the states of New York, North Carolina and Virginia

(4)	The Southeast includes the states of Florida, Georgia and South Carolina
Managers report to their Regional Managers and together they are responsible for sales, client development and retention, recruitment, placement and retention of associates and general administration for their respective offices and regions. The Company believes that this decentralization contributes to the initiation and commitment of its management team and that its incentive compensation approach motivates managers to increase profits.

The Company continually reassesses its current operations based on its strategic initiatives and may consolidate or close these offices if they do not meet management’s expectations.
Seasonality
The Company’s quarterly operating results are affected by the number of billing days in the quarter and the seasonality of its clients’ businesses. Historically, revenue growth has accelerated in each of the fiscal quarters as manufacturers, retailers and service businesses increase their level of business activity. In the first fiscal quarter, gross margins have historically been lower with the affect of state unemployment insurance taxes resetting with the start of the new calendar year. The fourth fiscal quarter has historically been strong as a result of manufacturing and retail emphasis on holiday sales.
Cyclical Nature of the Business
The staffing industry has historically been considered to be cyclical, often acting as an indicator of both economic downswings and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire permanent workers when long-term demand is expected to increase. As a consequence of this, our revenues tend to increase quickly when the economy begins to grow. Conversely, revenues also tend to decrease quickly when the economy begins to weaken as the customers reduce temporary workers before terminating their own employees.
Clients
The Company serves the needs of small, mid-size and Fortune 500 businesses in a variety of industries. During fiscal years 2005 and 2004, the Company serviced approximately 2000 clients nationwide. The Company’s ten highest volume clients in fiscal years 2005 and 2004 accounted for 27.3% and 22.1%, respectively, of the Company’s total revenues. No single client accounted for more than 9.3% and 6.2% of the Company’s total revenues for fiscal years 2005 and 2004, respectively.
Competition
The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco S.A., Kelly Services, Inc., Manpower Inc., Spherion Corporation, Westaff Inc., RemedyTemp, Inc., and Labor Ready. These and other large competitors have nationwide operations with greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other mid-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Numerous small or single-office firms compete effectively with the Company’s offices in their limited areas. In the information technology and financial sectors, the Company believes that its competitors include MPS Group, Inc., Robert Half International, Inc., Adecco S.A., Alternative Resources Corporation, On Assignment, Inc., KForce, Comsys, RemedyTemp, Inc., and CDI Corporation.
The Company’s management believes that the most important competitive factors in obtaining and retaining its targeted clients is understanding the customer specific job requirements, the ability to provide qualified temporary personnel in a timely manner and the quality of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and responsiveness to work schedules.
The Company expects ongoing vigorous competition and pricing pressure from national, regional and local providers, and there is no assurance that the Company will be able to maintain or increase its market share or profitability.
Discontinued Operations

Prior to March 13, 2000, the Company operated as C. H. Heist Corp. with two service segments: Staffing Services and Industrial Maintenance.
In 2000, the Company sold substantially all of the assets of its industrial maintenance business and for the 2001 fiscal year, the Company’s industrial maintenance business was reported as a discontinued operation. See the notes to the Financial Statements included under Item 8 to this report on Form 10-K for additional information on the discontinued operations. Effective December 31, 2001, reserves relating to the industrial maintenance business are no longer reported separately.
In the same year, the Company reincorporated in the State of Delaware, changed its name to Ablest Inc. and became a pure-play staffing services company. On January 1, 2001, all remaining companies merged into Ablest Inc. to form a single operating company under the Ablest Inc. name.
Code of Ethics
We have adopted a code of ethics applicable to our principal executive officer and senior financial officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated there under and the American Stock Exchange rules. In the event that we make any changes to, or provide any waivers from, the provisions of our code of ethics, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.
ITEM 1A. Risk Factors
In evaluating the Company’s business, one should carefully consider the following risk factors in addition to information contained elsewhere in this Annual Report on Form 10-K.
Any significant economic downturn could result in our clients using fewer temporary employees, which could materially adversely affect the Company.
Demand for temporary services is significantly affected by the general level of economic activity. As economic activity slows, businesses may reduce their use of temporary employees before undertaking layoffs of their full-time employees, resulting in decreased demand for the Company’s temporary personnel. Further, in an economic downturn, the Company may face pricing pressure from its clients and increased competition from other staffing companies, which could have a material adverse effect on the Company’s business.
The Company operates in highly competitive markets with low barriers to entry, potentially limiting its ability to maintain or increase its market share or profit margins.
The temporary services industry is highly competitive with limited barriers to entry and in recent years has been undergoing significant consolidation. The Company competes in national, regional and local markets with full service agencies and with specialized temporary service agencies. Many competitors are smaller than the Company, but have an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors are more well-known and have greater marketing and financial resources than the Company, which among other things could enable them to maintain or increase their market share by reducing prices. The Company expects the level of competition to remain high in the future and competitive pricing pressures may have an adverse effect on the Company’s operating margins.
The Company’s success depends upon its ability to attract and retain qualified temporary personnel.
The Company depends upon its ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its clients. It must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing client needs and emerging technologies.

Competition for individuals with proven skills is intense and demand for these individuals is expected to remain very strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to the Company in sufficient numbers and on terms of employment acceptable to management. The success will depend on the Company’s ability to recruit qualified temporary personnel and retain them.
The Company’s business may suffer if it loses its key personnel.
The Company’s operations are dependent on the continued efforts of its executive officers and senior management. Additionally, it is dependent on the performance and productivity of its local managers and field personnel. The ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key executive officers and senior management who have acquired experience in operating a staffing service company may cause a significant disruption to the business. Moreover, the loss of key local managers or field personnel may jeopardize existing customer relationships with businesses that continue to use the Company’s staffing services based upon past direct relationships with these local managers and field personnel. Either of these types of losses could adversely affect the Company’s operations, including its ability to establish and maintain customer relationships.
The Company may be exposed to employment-related claims and costs that could materially adversely affect its business.
The Company is in the business of employing people and placing them in the workplace of other businesses. Attendant risks of these activities include possible claims by clients of employee misconduct or negligence, claims by employees of discrimination or harassment (including claims relating to actions of its clients), claims related to the inadvertent employment of illegal aliens or unlicensed personnel, payment of workers’ compensation claims and other similar claims. The Company has policies and guidelines in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. However, there can be no assurances that it will not experience these problems in the future or that it may not incur fines or other losses or negative publicity with respect to these problems that could have a material adverse effect on its business.
The cost of unemployment insurance premiums and workers’ compensation costs for temporary employees may rise and reduce the Company’s profit margins.
Businesses use temporary staffing in part to shift certain employment costs and risks to personnel services companies. For example, the Company is responsible for, and pays unemployment insurance premiums and workers’ compensation for, its temporary employees. These costs have generally risen as a result of increased claims, general economic conditions and governmental regulation. There can be no assurance that the Company will be able to increase the fees charged to its clients in the future to keep pace with increased costs. Price competition in the personnel services industry is intense. If the Company is unable to maintain its margins, it expects that it may choose to stop servicing certain clients. Further, there can be no assurance that certain clients will continue to use the Company at increased cost. There can be no assurance that it will maintain its margins, and if it does not, its results of operations, financial condition and liquidity could be adversely affected.
The Company retains a portion of the risk under its workers’ compensation program. The estimated remaining deductible liability for all existing and incurred but not reported claims is accrued based upon actuarial methods using current claims information, as well as prior experience, and may be subsequently revised based on new developments related to such claims. Changes in the estimates underlying the claims reserve are charged or credited to earnings in the period determined, and therefore large fluctuations in any given quarter could materially adversely affect earnings in that period.
The Company is continually subject to the risk of new regulations, which could harm its business.
The Company is subject to bills introduced in Congress and various state legislatures, which, if enacted, could impose conditions that could have a negative financial impact on the Company and harm its business operations. The Company takes an active role (through its affiliations with, and participation in, various staffing industry organizations) in opposing proposed legislation adverse to its business and in informing policy makers as to the social and economic benefits of its business. However, there can be no assurance or guarantees that any of these bills (or future bills) will not be enacted, in which case, demand for the Company’s services or its financial condition, or both, may suffer.
The Company faces litigation that could have a material adverse effect on its business, financial condition and results of operations.
In the ordinary conduct of business, the Company is subject to various lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, employment matters. It is possible that the Company may be required to pay substantial damages or settlement costs in excess of its insurance coverage, which could have a material adverse effect on its financial condition or results of operations. The Company could also incur substantial legal costs, and management’s attention and resources could be diverted from the business.
The Company’s business may be at risk if there is failure of implementing a new information system.
In 2005, the Company entered into agreements for the installation, maintenance and support of new front-office and back-office systems to be utilized in connection with the commercial and professional staffing operations. These two systems will replace the existing management information systems to support future growth of the Company. This implementation of new management information systems has required a significant investment in software, hardware, outside consultant assistance and internal personnel resources. Although it is believed that this technology initiative will increase productivity, improve operating efficiencies and lower long-term operating costs, there is no assurance that such an initiative will yield its intended results. The failure to implement new management information systems or, if implemented, delays in completing or an inability to successfully complete implementation of a new management information system could adversely affect the Company’s growth plans, operations, liquidity and financial condition.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The Company currently leases 13,724 square feet of office space in Clearwater, Florida that serves as its corporate headquarters. On March 31, 2006, the corporate headquarters will relocate from its present space and location to approximately 12,166 square feet of office space in Tampa, Florida. 51 additional facilities are leased under rental agreements and under terms and conditions prevailing in the various service locations. The remaining 5 branches are located at customer sites. The Company considers all of its offices and facilities suitable and adequate for servicing its customers and evaluating proximity to available temporary personnel. The inability to renew all or a majority of the leases on similar or favorable terms to the Company could have a material impact in the financial condition of the Company.
ITEM 3. Legal Proceedings
The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity. The Company maintains reasonable and prudent insurance coverages and deductibles. The principal risks insured against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices and fidelity losses. Management does not expect that the outcome of any pending lawsuits relating to such matters, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2005.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Stock
The Company’s common stock trades on the American Stock Exchange under the symbol “AIH”.
Price Range of Common Stock
The following table presents the quarterly high and low sales prices of our common stock as reported by the American Stock Exchange during each quarter of our fiscal years ended December 25, 2005 and December 26, 2004:

	2005		2004
	High	Low	High	Low
1st Quarter	$8.00	$7.00	$9.80	$5.01
2nd Quarter	7.70	6.63	8.95	5.15
3rd Quarter	12.75	6.51	7.08	5.25
4th Quarter	10.85	7.50	7.62	5.95
Number of Common Stockholders
On February 20, 2006, there were 462 holders of record of our common stock.
Dividends
Our current policy is to retain all of our earnings to finance the growth and development of our business. Consequently, we do not anticipate paying cash dividends on our common shares in the foreseeable future.
Equity Compensation Plan Information
The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all existing equity compensation plans as of December 25, 2005, including the 2000 Independent Directors’ Stock Option Plan and 2002 Restricted Stock Plan.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column(a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	54,000	$5.38	373,800

Total	54,000	$5.38	373,800

ITEM 6. Selected Financial Data
The selected financial data with respect to the Company set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto. The fiscal years 2001 through 2005 of the Company are 52-week periods ending the Sunday closest to December 31.

Fiscal Year Ended December	2005	2004	2003	2002	2001
(Amounts in thousands, except per share data)
Net service revenues	$137,457	$116,353	$104,048	$101,193	$87,042
Operating income (loss)	3,087	1,372	1,061	566	(5,674)
Income tax expense (benefit)	2,542	515	(1,769)	218	(460)
Net income (loss) from continuing operations	536	883	2,883	608	(5,120)
Income (loss) per common share from continuing operations: basic	0.19	0.31	1.01	0.21	(1.75)
diluted	0.18	0.30	0.99	0.21	(1.75)
Total assets	26,455	24,743	22,579	19,216	17,212

The following summarizes quarterly operating results:

2005 Quarters	1st	2nd	3rd	4th

(Amounts in thousands, except per share data)
Net service revenues	$30,835	$32,751	$34,873	$38,998
Gross profit	4,977	5,742	5,766	6,501
Operating income	428	927	589	1,143
Net income (loss) from continuing operations	264	574	367	(669)

Income (loss) per common share, basic	$0.09	$0.20	$0.13	$(0.23)

Income (loss) per common share, diluted	$0.09	$0.20	$0.13	$(0.23)

2004 Quarters	1st	2nd	3rd	4th

(Amounts in thousands, except per share data)
Net service revenues	$25,770	$26,827	$29,912	$33,844
Gross profit	3,629	4,624	5,074	5,088
Operating (loss) income	(708)	366	947	767
Net (loss) income from continuing operations	(441)	230	588	506

(Loss) income per common share, basic	$(0.16)	$0.08	$0.21	$0.18

(Loss) income per common share, diluted	$(0.16)	$0.08	$0.20	$0.17
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
History of the Company
On March 13, 2000, C. H. Heist Corp. sold substantially all of the assets of its United States industrial maintenance business and the stock of C. H. Heist Corp.’s wholly owned Canadian subsidiary, C. H. Heist, Ltd., to Onyx Industrial Services, Inc. Taken together, these operations comprised substantially all of the assets of C. H. Heist Corp.’s industrial maintenance operations. Included in the sale was C. H. Heist Corp.’s administrative and warehousing facility in Buffalo, New York. Also on March 13, 2000, C. H. Heist Corp. merged into a newly formed company, Ablest Inc., and reincorporated in the State of Delaware.
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
Overview
We derive our revenues from providing clerical, industrial, technical, and finance and accounting staffing services in the United States. We currently provide our staffing services principally through 56 Company-owned service locations in the Eastern United States and selected Southwestern markets. We fill positions in data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis, and internal auditing, among others. We do not service any specific industry or field; instead, our services are provided to a broad-based customer list.
During the twelve fiscal months ended December 25, 2005, the Company placed approximately 37,000 workers and provided approximately 11 million hours of staffing services to approximately 2000 clients.
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
Historically, our business has expanded through both internal growth of existing branch offices and opening new branch offices. During 2005 and 2004, we opened new branch office locations and focused on increasing revenues of existing branch offices. During 2006, we intend to open strategically located branches that we believe will enhance our current customer relationships as well as facilitate establishing new ones. We believe that the amount of capital required to open new branches is less than the amount of capital required to consummate acquisitions. We cannot assure you that we will successfully open new branches or that, if opened, such branches will result in any material revenues or contribute positively to our earnings.
We continue to try to improve our gross margins by working closely with our customers to minimize costs associated with workers’ compensation claims. We have implemented safety training and education programs at all branch locations and key customer locations. We also review the risk profiles of certain clients to assess the potential workers’ compensation claims liabilities as compared to their potential profitability level. In addition, we expanded our return-to-work program closely monitoring each employee’s injury status to enable the employees to return to work as soon as medically advisable. We attempt to manage unemployment insurance costs through aggressive claim adjudication and actively offering displaced employee’s alternative job assignments. Additionally, in 2005 we implemented a new incentive compensation program for our staff associates, which we believe will result in improved pricing decisions. The new plan compensates associates for achieving return on revenue target levels as well as higher profit levels. We cannot assure you that our continued efforts to manage workers’ compensation claims and unemployment insurance costs or our new compensation plan will result in increased operating margins.
We entered into a Services Agreement and License & Support Agreement with VCG, Inc. for the installation, maintenance and support of a new front-office system, StaffSuite®, to be utilized in connection with our commercial and professional staffing operations. In addition, we entered into a Professional Services Agreement (including Proposal for Implementation) with IDEAL Consulting, Inc. for the installation of Great Plains® software for use in connection with our back-office systems, including our corporate accounting, finance, human resources and customer service processes. These two systems will replace our existing management information systems to support future growth of the Company. This implementation of a new management information system has required a significant investment in software, hardware, outside consultant assistance and internal personnel resources. Although we believe this technology initiative will increase productivity, improve operating efficiencies and lower long-term operating costs, there is no assurance that such an initiative will yield its intended results. The failure to implement new management information systems or, if implemented, delays in completing or an inability to successfully complete implementation of a new management information system could adversely affect our growth plans, operations, liquidity and financial condition.

The following table sets forth for the last five fiscal years, the number of Company-owned offices and its associated revenues. Average revenues per office are computed by dividing the relevant revenues by the number of offices. Our long-term revenue growth depends in part upon our ability to continue to attract new clients, retain existing clients, open new Company-owned offices, as well as our ability to enhance the sales of existing offices beyond historical levels.

	For the Fiscal Years Ended
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Number of offices	56	49	45	47	48
Total hours billed	11,121,141	9,683,921	8,611,203	8,333,481	4,253,579
Average hours billed per office	198,592	197,631	191,360	177,308	88,616
Total revenue	$137,457	$116,353	$104,048	$101,193	$87,042
Average revenue per office	$2,455	$2,375	$2,312	$2,153	$1,813
For the fiscal year ended December 25, 2005, compared to December 26, 2004.
Fiscal Year 2005 was comprised of 52 weeks, as was fiscal 2004.
Results of Operations:
Net service revenues totaled $137.5 million for fiscal 2005 as compared to $116.4 million for fiscal 2004. Net service revenue increased $21.1 million, or 18.1%, due to the expansion of our customer base through the opening of new offices as well as the focus of the existing branches to increase account penetration and improve pricing. The opening of 10 new branches added $9.2 million in revenues.
Gross profit was $23.0 million for fiscal 2005 and $18.4 million for fiscal 2004. Gross profit increased $4.6 million, or 24.8% over prior year. Gross profit for fiscal year 2005 as a percent of revenue was 16.7% as compared to 15.8% for fiscal year 2004. This improvement is due to increased revenue levels, management’s decision to eliminate higher risk and lower margin business and the increase in direct hire and temporary-to-permanent business.
Selling, general and administrative expenses increased by $2.9 million or 16.8%, to $19.9 million for fiscal 2005 as compared to fiscal 2004. These expenses were 14.5% in fiscal year 2005 as compared to 14.7% in fiscal year 2004 as a percent of revenue. During the 2005 fiscal year, the Company and its former Chief Financial Officer entered into a Settlement Agreement and Complete and Permanent Release, dated September 22, 2005, pursuant to which, the Company agreed to pay severance of $290,000. In addition, $817,000 of this increase was attributable to our new branch openings. The remaining variance in these expenses is due to increased compensation costs and hiring additional workforce for the higher sales volume. The Company continues to closely manage expense levels to leverage its cost structure as business volume increases.
Other income (expense), net, increased to $9,000 in expense for fiscal 2005 from $26,000 in income for fiscal 2004. This increase is materially due to $7,000 interest expense paid as the Company had borrowings against its revolving credit facility in only the fourth quarter of fiscal 2005. Fiscal year 2004 included a $15,000 state incentive payment to the Company.
The Internal Revenue Service (the “IRS”) has completed and closed its examinations of the Company’s tax returns for all years through 2003. In connection with these examinations, in January 2006, the IRS issued the Company an assessment related to the previously filed 2001 tax return, which disallowed $3,114,000 of net operating loss (“NOL”) carryfowards. These NOLs represented $1,182,000 of the Company’s deferred tax assets, and were derived from the 2000 sale of the industrial maintenance business. Therefore, the effective tax rate for fiscal 2005 was 82.6%, which resulted in tax expense of $2,542,000. This is compared to our fiscal 2004 tax expense of $515,000. The effective tax rate for fiscal 2004 was 36.8%. The Company has notified the IRS of their acceptance of the IRS findings and we are awaiting the final IRS ruling letter. As a result of this ruling, the Company has reduced the deferred tax asset to reflect this settlement and has exhausted the deferred tax asset related to the sale. However, this adjustment did not impact revenues or operating expenses for 2005 and resulted in no cash impact for the 2005 fiscal year. Accordingly, for future periods, the Company anticipates that cash outlays will occur for income tax purposes.
Discontinued Operations:
At December 25, 2005, there were no reserves relating to the industrial maintenance business.
Off-Balance Sheet Arrangements:
The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
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
Gross profit was $18.4 million for fiscal 2004 and $17.7 million for fiscal 2003. Gross profit increased $700,000, or 4.0%, despite higher state unemployment costs of $900,000, and an increase in workers’ compensation self-insurance of $950,000 over the prior year.
Selling, general and administrative expenses increased by $390,000, or 2.3%, to $17.0 million for fiscal 2004 as compare to fiscal 2003. Of this increase, $235,000 was attributable to our new branch openings. The Company continues to closely manage expense levels and leverage its cost structure as business volume increases.
Other income (expense), net, decreased to $26,000 in fiscal 2004 from $53,000 in fiscal 2003. This decrease is partly due to a $29,000 reduction in interest expense as the Company had no borrowings against its revolving facility in fiscal 2004.
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
Discontinued Operations:
At December 26, 2004, there were no reserves relating to the industrial maintenance business.
Off-Balance Sheet Arrangements:
The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Critical Accounting Policies and Estimates:
The discussion and analyses of the Company’s financial condition and results of operations were based on the Company’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has identified the policies below as critical to the Company’s business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see the notes to the Financial Statements in Item 8 of this Annual Report on Form 10-K. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company’s management reviews and evaluates these estimates and assumptions, including those that relate to revenue recognition, accounts receivable, workers’ compensation costs, goodwill, other long-lived assets, income taxes including the deferred tax assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies are those most significantly affected by the judgment, estimates and/or assumptions used in the preparation of the Company’s financial statements.
(a) Allowance for Doubtful Accounts
The Company must make estimates of the collectibility of accounts receivable. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customers’ payment tendencies when evaluating the adequacy of the allowance for doubtful accounts.
(b) Self-Insurance Reserves
The Company is self-insured for the deductible amount of its general liability and workers’ compensation coverages. To derive an estimate of the Company’s ultimate claims liability, established loss development factors are applied to current claims information. The Company maintains reserves for its workers compensation using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of these claims, including those incurred but not reported. An annual, independent actuarial study calculates an estimated ultimate liability and determines loss development factors for future periods. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the accrual on a quarterly basis and adjusts as needed to reflect the required reserve calculation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may differ from projected loss rates, which could materially affect the financial condition and results of operations of the Company. While management believes that the recorded amounts are adequate, there can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.
(c) Goodwill
In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At December 25, 2005, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. The Company adopted SFAS No. 142 effective December 31, 2001, the first day of fiscal 2002. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 29, 2002, measures the impairment. Factors included in the impairment analysis include expected revenue and EBITDA growth rates, working capital needs, discount rates and earnings multiples. These assumptions are based on management’s best estimate of the current and expected economic environment. As prescribed, the Company screened for impairment of goodwill during the fourth fiscal quarters of 2005 and 2004 and found no instances of impairment of its recorded goodwill.
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
For more information, see 2005 Results of Operations.
(e) Revenue Recognition
The Company generates revenue from the sale of temporary staffing and direct-hire services by its operations. Temporary staffing revenues and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Direct hire revenues are recognized when the direct hire candidate begins full-time employment.
Liquidity and Capital Resources:
Historically, we have financed our operations through existing cash balances, operating cash flows and a revolving line of credit. The principal uses of cash are capital expenditures and working capital needs. The nature of the staffing business requires payment of wages to temporary employees and consultants on a weekly basis, while payments from customers are generally received 30-60 days after billing.
The quick ratio was 3.1 to 1 at December 25, 2005 and December 26, 2004, respectively, and the current ratio was 3.4 to 1 for the same respective periods. The primary source of funding is generated from results of operations. Net working capital increased by $2.0 million during fiscal 2005 as a result of operations. Contributing to this was an increase in accounts receivable of $2.0 million due to the higher level of revenue being generated during this period and an increase in cash of $574,000. This was offset by an increase in accrued expenses of $601,000.
Cash Flows
As of December 25, 2005, the Company had total cash resources available of $1.9 million all held in the United States. On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the fourth quarter of 2005, the Company had $1,000,000 in borrowings against the Facility and subsequently paid all of the borrowings back within this same quarter. During this time and throughout 2005, the Company was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.
Operating cash flows
Operating cash flows for 2005 of $2.1 million are primarily comprised of earnings, $336,000 of non-cash expenses for depreciation and amortization, stock compensation of $461,000 and a non-cash deferred income tax benefit of $2.4 million offset by working capital usage of $1.8 million. Days sales outstanding (“DSO”) for 2005 increased to 50 days from 53 days in the prior year. Each one-day increase in DSO approximates a source of $377,000 of working capital.
Operating cash flows for 2004 of $113,000 are primarily comprised of earnings, $461,000 of non-cash expenses for depreciation and amortization, stock compensation of $273,000 and a non-cash deferred income tax benefit of $428,000 offset by the working capital usage of $1.9 millions. Working capital for 2004 was used primarily to fund accounts receivable as DSO decreased to 53 days from 48 days in the prior year.
Operating cash flows for 2003 of $163,000 are primarily comprised of earnings, $513,000 of non-cash expenses for depreciation and amortization, and stock compensation of $89,000 offset by a non-cash deferred income tax loss of $1.8 million and by the working capital usage of $1.5 millions. Working capital for 2003 was used primarily to fund accounts receivable as DSO decreased to 48 days from 42 days in the prior year.
Investing cash flows
Investing cash flows for 2005 of $1.5 million are related to capital expenditures. The reason for the increase is due to the Company entering into a Services Agreement and License & Support Agreement with VCG, Inc. for the installation, maintenance and support of a new front-office system, StaffSuite®, to be utilized in connection with the Company’s commercial and professional staffing operations. In addition, the Company entered into a Professional Services Agreement (including Proposal for Implementation) with IDEAL Consulting, Inc. for the installation of Great Plains® software for use in connection with the Company’s back-office systems, including its corporate accounting, finance, human resources and customer service processes. These two systems will replace its existing management information systems to support future growth of the Company. This implementation of a new management information system has required a significant investment in software, hardware, outside consultant assistance and internal personnel resources.
Investing cash flows for 2004 of $370,000 are related to capital expenditures.
Investing cash flows for 2003 of $297,000 are related to capital expenditures.
The Company expects the total 2006 capital expenditures to be between $1.0 million and $1.2 million and to be funded through operating cash flow or through borrowings under the existing revolving line of credit. A significant portion of the 2006 expenditures will be related to the continuation of the implementation of the systems previously mentioned as well as affiliated with the move of the corporate headquarters office and its build-out in late March 2006.
Financing cash flows
The net financing cash outflows for 2005, 2004 are zero. The $155,000 change in net cash used by financing activities in 2003 is attributable to the Company’s repurchase of 29,388 outstanding common stock shares. In 2005 and 2003, the Company borrowed against the existing line of credit and repaid the line back within the same fiscal year.
The Company believes that a combination of our existing cash balances, other liquid assets, operating cash flows,

and existing revolving line of credit, taken together, provide adequate resources to fund ongoing operating requirements, however, our operating cash flow could be impacted by factors outside of our control.
Material Commitments:
The Company’s contractual cash obligations as of December 25, 2005 are summarized in the table below:

	Payable	Payable	Payable	Payable
	during 2006	2007 - 2009	2010 - 2012	after 2012	Total
	(Amounts in thousands)
Operating leases (1)	$1,321	$2,307	$1,132	$82	$4,842
Capital Expenditures (2)	217	—	—	—	217

Total	$1,538	$2,307	$1,132	$82	$5,059

(1)	Includes minimum lease payment obligations for equipment and real property leases in effect as of December 25, 2005.

(2)	Purchase obligations for capital expenditure projects in progress.
ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
The Company does not believe that its exposure to fluctuations in interest rates is material.

ITEM 8. Financial Statements and Supplemental Data
Index to Financial Statements

Page Reference
The financial statements of the registrant required to be included in Item 8 are listed below:

Report of Independent Registered Certified Public Accounting Firm	20

Balance Sheets as of December 25, 2005 and December 26, 2004	21

Statements of Income for the years ended
December 25, 2005, December 26, 2004 and December 28, 2003	22

Statements of Stockholders’ Equity for the years ended
December 25, 2005, December 26, 2004 and December 28, 2003	23

Statements of Cash Flows for the years ended
December 25, 2005, December 26, 2004 and December 28, 2003	24

Notes to Financial Statements	26

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
    of Ablest Inc.:
In our opinion, the accompanying balance sheets and the related statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ablest Inc. at December 25, 2005 and December 26, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 10, 2006

ABLEST INC.
Balance Sheets
(Amounts in thousands, except share and per share data)

	December 25, 2005	December 26, 2004
ASSETS
CURRENT ASSETS
Cash	$1,931	$1,357
Accounts receivable, net	18,760	16,783
Prepaid expenses and other current assets	469	160
Current deferred tax asset	1,246	1,369

Total current assets	22,406	19,669

Property and equipment, net	1,732	543
Deferred tax asset	863	3,208
Goodwill	1,283	1,283
Other assets	171	40

Total assets	$26,455	$24,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$841	$378
Accrued insurance	2,536	3,069
Accrued wages	2,738	1,989
Other current liabilities	514	425

Total current liabilities	6,629	5,861

Other liabilities	432	117

Total liabilities	7,061	5,978

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at December 25, 2005 and December 26, 2004	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,346,877 and 3,334,344 shares issued and outstanding including shares held in treasury at December 25, 2005 and December 26, 2004, respectively	167	167
Additional paid-in capital	5,265	5,172
Retained earnings	16,072	15,536
Treasury stock at cost; 457,729 shares held at both December 25, 2005 and December 26, 2004	(2,110)	(2,110)

Total stockholders’ equity	19,394	18,765

Total liabilities and stockholders’ equity	$26,455	$24,743

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Income
(Amounts in thousands, except share and per share data)

	For the Fifty-two Week
	Periods Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Net service revenues	$137,457	$116,353	$104,048
Cost of services	114,471	97,938	86,335

Gross profit	22,986	18,415	17,713

Selling, general and administrative expenses	19,899	17,043	16,652

Operating income	3,087	1,372	1,061

Other:
Interest (expense) income, net	(7)	1	(30)
Miscellaneous (expense) income, net	(2)	25	83

Other (expense) income	(9)	26	53

Income from continuing operations before income taxes	3,078	1,398	1,114

Income tax expense (benefit)	2,542	515	(1,769)

Net income from continuing operations	536	883	2,883

Discontinued operations:
Adjustment to loss on sale of discontinued operations, net of income taxes	—	—	45

Net income	$536	$883	$2,928

Basic net income per common share:
Continuing operations	$0.19	$0.31	$1.01
Discontinued operations	—	—	0.02

Basic net income per common share	$0.19	$0.31	$1.03

Diluted net income per common share:
Continuing operations	$0.18	$0.30	$0.99
Discontinued operations	—	—	0.02

Diluted net income per common share	$0.18	$0.30	$1.01

Weighted average number of common shares used in computing net income per common share
Basic	2,861,097	2,839,272	2,848,821

Diluted	2,922,981	2,921,853	2,902,470

See accompanying Notes to Financial Statements.

ABLEST INC.
Statements of Stockholders’ Equity
(Amounts in thousands)

		Additional			Total
	Common	paid-in	Retained	Treasury	stockholders’
	stock	capital	earnings	stock	equity

Balance at December 28, 2003	$165	$5,018	$14,653	$(2,110)	$17,726

Net income	—	—	883	—	883
Restricted stock plan	1	86	—	—	87
Executive stock awards plan	1	68	—	—	69

Balance at December 26, 2004	$167	$5,172	$15,536	$(2,110)	$18,765

Net income	—	—	536	—	536
Restricted stock plan	—	93	—	—	93

Balance at December 25, 2005	$167	$5,265	$16,072	$(2,110)	$19,394

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Cash Flows
(Amounts in thousands)

	For the Fifty-two Week
	Periods Ended
	December 25, 2005	December 26, 2004	December 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$536	$883	$2,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	336	461	513
Stock compensation	461	273	89
Loss on disposal of property, plant and equipment	2	13	9
Deferred income taxes	2,467	428	(1,783)
Changes in assets and liabilities (next page)	(1,701)	(1,945)	(1,548)

Net cash provided by operating activities of continuing operations	2,101	113	163

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,527)	(370)	(297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,000	—	2,000
Repayment of short-term borrowings	(1,000)	—	(2,000)
Purchase of treasury shares	—	—	(155)

Net cash used in financing activities of continuing operations	—	—	(155)

Net increase (decrease) in cash from continuing operations	574	(257)	(289)
Net increase (decrease) in cash from discontinued operations	—	—	45

NET INCREASE (DECREASE) IN CASH	574	(257)	(244)

CASH BEGINNING OF PERIOD	1,357	1,614	1,858

CASH END OF PERIOD	$1,931	$1,357	$1,614

ABLEST INC.
Statements of Cash Flows, continued
(Amount in thousands)

	For the Fifty-two Week
	Periods Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Changes in continuing operations’ assets and liabilities using cash:
Accounts receivable, net	$(1,977)	$(3,005)	$(2,139)
Prepaid expenses and other current assets	(309)	53	83
Other assets	(131)	(1)	7
Accounts payable	463	52	70
Accrued insurance	(533)	—	—
Accrued wages	749	—	—
Other current liabilities	89	928	423
Other liabilities	(52)	28	8

Total change in continuing operations’ assets and liabilities using cash	$(1,701)	$(1,945)	$(1,548)

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$1	$1	$40
Income Taxes	28	28	22

	$29	$29	$62

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Financial Statements
1. Description of Business
Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 56 company-owned service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, light industrial, information technology, and finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis and internal auditing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.
2. Significant Accounting Policies
Basis of presentation
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.
Fiscal Years
The Company’s fiscal year ends on the last Sunday of December. The financial statements include 52 weeks for the years ended December 25, 2005, December 26, 2004, and December 28, 2003. Fiscal year 2006 will consist of 53 weeks.
Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at December 25, 2005 and December 26, 2004.
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
Property, plant and equipment are stated at cost less accumulated depreciation and amortization and are depreciated over the estimated useful lives of the respective assets on the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives generally range from three to seven years.
Expenditures for maintenance and repairs are charged to expense as incurred. Additions and major replacements or betterments that increase capacity or extend useful lives are added to the cost of the asset. Upon sale or retirement of the asset, the cost and accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in other income (expense), net in the accompanying statements of operations. During the fiscal years 2005 and 2004, the Company did not write off any material assets that were no longer utilized.

ABLEST INC.
Notes to Financial Statements, continued
Allowance for Doubtful Accounts
The Company must make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customer’s payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for probable losses based upon management’s analysis of historical write-off levels, current economic trends, routine assessments of its clients’ financial strength and any other known factors impacting collectibility. Recoveries are recognized in the period in which they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated; however, such losses have been generally within management’s expectations.
Self-Insurance Reserves
The Company is self-insured for the deductible amount of its general liability and workers’ compensation coverages. To derive an estimate of the Company’s ultimate claims liability, established loss development factors are applied to current claims information. The Company maintains reserves for its workers compensation using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of these claims, including those incurred but not reported. An annual, independent actuarial study calculates an estimated ultimate liability and determines loss development factors for future periods. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the accrual on a quarterly basis and adjusts as needed to reflect the required reserve calculation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may differ from projected loss rates, which could materially affect the financial condition and results of operations of the Company. There can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.
Goodwill and Other Intangible Assets
The Company follows Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company screened for impairment during the fourth fiscal quarter of 2005, 2004 and 2003 and found no instances of impairment of its recorded goodwill.
At December 25, 2005 and December 26, 2004, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.
Impairment of Long-Lived Assets
The Company follows Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the Company for the fiscal years ended 2005, 2004 or 2003.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $192,000, $155,000,

ABLEST INC.
Notes to Financial Statements, continued
and $138,000 for the fiscal years 2005, 2004, 2003, respectively.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in the preparation of the financial statements include revenue recognition, the allowance for doubtful accounts, deferred tax assets, goodwill impairment and workers’ compensation reserves.
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

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands, except per share data)		For the Years Ended

		December 25, 2005	December 26, 2004	December 28, 2003
Net income, as reported		$536	$883	$2,928

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		227	117	89

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(235)	(146)	(106)

Pro forma net income		$528	$854	$2,911

Basic net income per common share	As reported	$0.19	$0.31	$1.03
	Pro forma	0.18	0.30	1.02

Diluted net income per common share	As reported	$0.18	$0.30	$1.01
	Pro forma	0.18	0.29	1.00
The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The various factors used for options granted are as follows:

	December 25, 2005	December 26, 2004	December 28, 2003

Risk-free interest rate	1.63%	2.64%	4.17%
Dividend yield	—	—	—
Expected life	10 Years	10 Years	10 Years
Volatility	4.4%	4.6%	34.2%
Segment Reporting
At December 25, 2005, the Company has one reportable segment.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate fair value because of their short maturities.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial

ABLEST INC.
Notes to Financial Statements, continued
Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, which are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company had been required to adopt SFAS 123(R) in the first quarter of fiscal 2006, however, as of November 3, 2005, the Board of Directors of the Company has accelerated the vesting of all unvested stock options. By accelerating the vesting of these options, the Company will have no obligations outstanding which would require compensation expense under SFAS 123(R) to be recorded.
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of SFAS No. 154 will have a material impact.
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
Inflation
The effects of inflation on the Company’s operations were not significant during the periods presented in the financial statements.
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

ABLEST INC.
Notes to Financial Statements, continued
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
A summary of the operating results of discontinued operations are shown below:

		For the Years Ended
(Amounts in thousands)	December 25, 2005	December 26, 2004	December 28, 2003
Income from discontinued operations before income tax expense	$—	$—	$72
less: Income tax expense	—	—	27

Income (loss) from discontinued operations	$—	$—	$45

4. Allowance for Doubtful Accounts
The following table sets forth the allowance for doubtful accounts roll-forward for the past two fiscal years.

(Amounts in thousands)	December 25, 2005	December 26, 2004
Balance, beginning of year	$285	$246
Additions charged to cost and expense	97	257
Accounts receivable written-off	(107)	(218)

Balance, end of year	$275	$285

5. Property and Equipment
The following is a summary of property and equipment:

(Amounts in thousands)	December 25, 2005	December 26, 2004
Office furniture and equipment	$6,535	$5,189
Leasehold improvements	402	329

	6,937	5,518
Less: accumulated depreciation	5,205	4,975

Property and equipment, net	$1,732	$543

Depreciation expense for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 was $336,000, $461,000 and $513,000 respectively.
6. Goodwill
Effective in 2002, the Company adopted SFAS No.142 “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are

ABLEST INC.
Notes to Financial Statements, continued
evaluated for impairment by applying a fair-value based test. During fiscal years 2005, 2004 and 2003, the Company performed tests for impairment, in accordance with the standard, and found no instance of such.
7. Accrued Expenses and Other Current Liabilities
A summary of accrued expenses and other current liabilities follows:

(Amounts in thousands)	December 25, 2005	December 26, 2004
Payroll and other compensation	$2,738	$1,989
Insurance	2,536	3,069
Other	514	425

Accrued expenses and other current liabilities	$5,788	$5,483

The Company provides workers compensation insurance and contracts its claims administration with an independent third-party carrier. Each annual contract covers all workers’ compensation claim costs greater than a specified deductible amount on a per occurrence basis. The Company is self-insured for its deductible liability ($250,000 per individual claim for fiscal years 2005, 2004, and 2003 and $500,000 per incident for all subsequent periods). The carrier is responsible for incremental losses in excess of the applicable deductible amount.
The Company establishes a reserve for the estimated remaining deductible portion of its workers’ compensation claims, representing the estimated ultimate cost of claims and related expenses that have been reported but not settled, and that have been incurred but not reported. The estimated ultimate cost of a claim is determined based upon a detailed actuarial analysis of historical claims experience of both the Company and the staffing industry. The Company periodically updates the actuarial analysis supporting the development factors utilized and revises those development factors, as necessary. Adjustments to the claims reserve are recorded to expense in the years which they occur.
8. Indebtedness
On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the fourth quarter of 2005, the Company had $1,000,000 in borrowings against the Facility and subsequently paid all of the borrowings back within this same quarter. During this time and throughout 2005, the Company was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

ABLEST INC.
Notes to Financial Statements, continued
9. Stock Option Plans
The Company has reserved 100,000 common shares for issuance in conjunction with its 2000 Independent Directors’ Stock Option Plan, (the “Directors’ Plan”). The purpose of the Directors’ Plan is to strengthen the alignment of interest between the independent directors and the stockholders of Ablest Inc. through increased ownership by the independent directors of the Company’s common stock. The Directors’ Plan provides for the granting of options to purchase 6,000 shares of common stock on the date of the respective directors’ election to the Board of Directors (the “Board”) and for the granting of options to purchase 1,500 common shares each time director is re-elected to the Board. The price per share deliverable upon exercise is equal to 100% of the fair market value of the shares on the date the option is granted. The initial grant of options to purchase 6,000 common shares is exercisable in three equal, annual installments on the first, second and third anniversary of the grant thereof. All subsequent grants are exercisable on the first anniversary of the grant thereof. The term of each grant is 10 years from the date it is granted.
A summary of stock option activity for the Director’s Plan follows:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding at December 30, 2001	30,000	$4.97

Granted	6,000	4.10

Outstanding at December 29, 2002	36,000	$4.83

Granted	6,000	4.60

Outstanding at December 28, 2003	42,000	$4.79

Granted	6,000	8.00

Outstanding at December 26, 2004	48,000	$5.19

Granted	6,000	6.88

Outstanding at December 25, 2005	54,000	$5.38

Options exercisable at December 25, 2005	54,000	$5.38

At December 25, 2005, the range of exercise prices for options issued under the Director’s Plan was $4.10 to $8.00, and the weighted average contractual life of the options was 6.06 years.
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

ABLEST INC.
Notes to Financial Statements, continued
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
The Company had reserved 375,000 common shares for issuance in conjunction with its 1991 Stock Option Plan (the “Plan”). The Plan provided for the granting of incentive stock options and/or non-qualified options to officers and key employees to purchase shares of common stock at a price not less than the fair market value of the stock on the dates options were granted. Such options were exercisable at such time or times as may be determined by the Compensation Committee of the Board and generally expired no more than ten years after grant. Options vest and became fully exercisable six months after the grant date. In the year ended December 31, 2000, 58,336 options were converted to common shares under the Option to Ownership Program. As of December 25, 2005, all remaining options had expired.

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding at December 29, 2002	24,000	$7.48

Outstanding at December 28, 2003	24,000	$7.48

Canceled or expired	(18,000)	$7.78

Outstanding at December 26, 2004	6,000	$6.94

Canceled or expired	6,000	$6.94

Outstanding at December 25, 2005	—	$—

Options exercisable at December 25, 2005	—	$—

10. Incentive Plans
In 2002, the Company implemented a Restricted Stock Plan (“the Plan”), the purpose of the Plan is to promote the long-term growth and profitability of the Company by providing executive officers and certain other key employees of the Company with incentive to improve stockholder values, contribute to the success of the Company and enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. An aggregate of 250,000 shares of common stock of the Company (hereinafter the “shares”) may be issued pursuant to the Plan. The maximum number of restricted shares that may be granted to any single individual in any one calendar year shall not exceed 25,000 shares. With respect to each grant of restricted shares under the Plan, one-third of the subject shares will become fully vested on the first anniversary of the date of grant, another one-third of the subject shares will become vested on the second anniversary of the date of grant, and the final one-third of the subject shares will become vested on the third anniversary of the date of grant. The Plan commenced effective the first day of fiscal 2002, and received approval by the holders of a majority of the Company’s outstanding common stock in fiscal 2002. Unless previously terminated, the Plan shall terminate at the close of business on the last day of fiscal year 2006. In fiscal 2003, the Company expensed

ABLEST INC.
Notes to Financial Statements, continued
$89,000 for 17,000 shares. In fiscal 2004, the Company expensed $117,400 for approximately 16,000 shares. In 2005, the Company expensed $245,000 for approximately 27,000 shares.
In 2004, the Company implemented an Executive Stock Awards Plan. The purpose of which is to promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve stockholder value and contribute to the success of the Company. An aggregate of 135,000 shares of common stock of the Company may be issued, with the maximum number issued to any single individual in a calendar year capped at 30,000 shares. The Executive Stock Awards Plan provides for an initial grant of shares, effective as of January 1, 2004 and subsequent grants for 2004, 2005 and 2006 subject to performance targets set for each year by the Compensation Committee. Shares will vest on January 1 of the year following the grant. During 2004, the Company expensed $69,000 for 13,500 restricted shares earned by executive officers pursuant to initial granting of shares. No subsequent grants were awarded for fiscal 2004. During 2005, the Company expensed $121,500 for approximately 13,500 restricted shares earned by executive officers.
11. Income Taxes
The components and allocation of the total provision for income tax (benefit) expense are as follows:

(Amounts in thousands)	December 25, 2005	December 26, 2004	December 28, 2003
Income tax expense (benefit):
Federal	$2,271	$459	$(1,825)
State, current	7	(30)	$14
State, deferred	264	86	69

Total tax expense (benefit)	$2,542	$515	$(1,742)

Continuing operations	$2,542	$515	$(1,769)
Discontinued operations	—	—	27

Total tax expense (benefit)	$2,542	$515	$(1,742)

The source of aggregate income before income taxes is as follows:

(Amounts in thousands)	December 25, 2005	December 26, 2004	December 28, 2003
Income before income taxes:
Continuing operations	$3,078	$1,398	$1,114
Discontinued operations	—	—	72

Total income before income taxes	$3,078	$1,398	$1,186

Actual income taxes differ from the “expected” taxes (computed by applying the U.S. Federal corporate tax rate of 34% to (loss) earnings before income taxes) as follows:

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands)	December 25, 2005	December 26, 2004	December 28, 2003
Computed expected tax expense	$1,047	$475	$403

Adjustments resulting from:
State tax, net of Federal tax benefit	122	55	83
Meals and entertainment	45	32	28
Change in estimate for tax benefit, other	146	(48)	98
Change in estimate for tax benefit (IRS Audit)	1,182	—	—
Valuation allowance	—	—	(2,354)

Total expected tax expense (benefit)	$2,542	$515	$(1,742)

Effective tax rate	82.6%	36.8%	28.4%

The tax effects of temporary differences that give rise to the aggregate deferred tax assets and liabilities are as follows:

(Amounts in thousands)	December 25, 2005	December 26, 2004
Deferred tax assets and liabilities:
Allowance for doubtful accounts	$104	$108
Accrued insurance expense	919	1,162
Accumulated depreciation of plant and equipment	63	124
Accumulated amortization of other assets	625	685
Foreign tax and other credit carryforwards	—	180
AMT Tax Paid	142	60
Operating loss carryforwards	—	2,159
Other	257	99

Net deferred tax assets	$2,110	$4,577

The Internal Revenue Service (the “IRS”) has completed and closed its examinations of the Company’s tax returns for all years through 2003. In connection with these examinations, in January 2006, the IRS issued the Company an assessment related to the previously filed 2001 tax return, which disallowed $3,114,000 of net operating loss (“NOL”) carryfowards. These NOLs represented $1,182,000 of the Company’s deferred tax assets, and were derived from the 2000 sale of the industrial maintenance business. Therefore, the effective tax rate for fiscal 2005 was 82.6%, which resulted in tax expense of $2,542,000. This is compared to our fiscal 2004 tax expense of $515,000. The effective tax rate for fiscal 2004 was 36.8%. The Company has notified the IRS of their acceptance of the IRS findings and we are awaiting the final IRS ruling letter. As a result of this ruling, the Company has reduced the deferred tax asset to reflect this settlement and has exhausted the deferred tax asset related to the sale. However, this adjustment did not impact revenues or operating expenses for 2005 and resulted in no cash impact for the 2005 fiscal year. Accordingly, for future periods, the Company anticipates that cash outlays will occur for income tax purposes.

ABLEST INC.
Notes to Financial Statements, continued
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
12. Employee Benefit Plans
The Company maintains a qualified defined contribution plan covering all employees in the United States. The Company matches the contributions of participating employees, with a maximum contribution limit, on the basis of the percentages specified in the plan. The matching contributions were approximately $207,000, $183,000 and $176,000 for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.
13. Lease Commitments
The Company occupies certain facilities under non-cancelable operating lease arrangements. Expenses under such arrangements amounted to approximately $1,370,000, $1,288,000 and $1,294,000 for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.
In addition, the Company leases certain automotive and office equipment under non-cancelable operating lease arrangements, which provide for minimum monthly rental payments. Expenses under such arrangements amounted to approximately $137,000, $133,000 and $142,000 for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.
Management expects that in the normal course of its continuing operations, new leases will replace leases that expire. Real estate taxes, insurance and maintenance expenses are obligations of the Company. A summary of future minimum operating lease payments for continuing operations at December 25, 2005 follows:
     (Amounts in thousands)

Year	Real Property	Equipment	Total
2006	$1,247	$74	$1,321
2007	969	59	1,028
2008	701	13	714
2009	565	—	565
2010	485	—	485
2011	323	—	323
2012	324	—	324
2013	82	—	82

Total	$4,696	$146	$4,842

14. Contingencies
The Company is subject, from time to time, to claims encountered in the normal course of business. In the

ABLEST INC.
Notes to Financial Statements, continued
opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.
The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation and a general umbrella policy. The Company is self-insured for general liability and workers’ compensation. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 25, 2005. Actual losses could differ from accrued amounts.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
The information in response to this item is hereby incorporated by reference to the information under the caption “Nominees for Directors” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

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
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

See Index to Financial Statements on page 19.

(2)	Supplemental Schedules

Schedule II – Valuation and Qualifying Accounts
All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
(b)	Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger between C. H. Heist Corp. and Ablest Inc. dated February 4, 2000. (1)

2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (2)

3.1	Certificate of Incorporation of the Company. (2)

3.2	By-laws of the Registrant. (2)

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (1)

10.2	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company. (3)

Exhibit
Number	Exhibit

10.3	Modification Agreement dated August 2, 2005 between Manufacturers and Traders Trust Company and Ablest Inc.

10.3	Independent Directors Stock Option Plan adopted May 14, 2000.*(2)

10.4	Option to Ownership Plan adopted October 9, 2000.*(2)

10.5	Executive Stock Awards Plan.*(4)

10.6	2002 Restricted Stock Plan*(8)

10.7	Employment agreement with Charles H. Heist III, Chairman, dated January 1, 2004.*(5)

10.8	Employment agreement with W. David Foster, Vice Chairman, dated January 1, 2004.*(5)

10.9	Employment agreement with Kurt R. Moore, President and Chief Executive Officer, dated January 1, 2004. (5)

10.10	Employment agreement with Vincent J. Lombardo, Vice President and Chief Financial Officer, dated January 1, 2004.*(5)

10.10	Settlement agreement and Complete and Permanent Release, dated September 22, 2005, between Vincent J. Lombardo and Ablest Inc.*(6)

10.10	VCG Services Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc.

10.10	VCG License and Support Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc.

10.10	Professional Services Agreement (including Proposal for Great Plains Implementation), dated September 30, 2005, between IDEAL Consulting, Inc. and Ablest Inc.

10.10	Summary of Compensation Payable to Non-Employee Directors *(7)

14	Code of Ethics for Senior Financial Officers. (5)

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to item 15(b) of this report.

(1)	Filed as Exhibit to the Registrant’s Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended September 28, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Form S-8 filed January 12, 2004 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 28, 2003 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K report dated September 26, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant’s Form 8-K report dated October 5, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Form DEF 14A dated April 28, 2003 and incorporated herein by reference.
(c)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABLEST INC.

By:	/s/ Kurt R. Moore

Kurt R. Moore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles H. Heist

Charles H. Heist
Chairman, Chief Financial Officer,
and Treasurer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)
Date: March 2, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:
ABLEST INC.

By:	/s/ Charles H. Heist	By:	/s/ Ronald K. Leirvik

	Charles H. Heist		Ronald K. Leirvik
	Chairman of the Board, CFO, Treasurer And Director		Director

By:	/s/ W. David Foster	By:	/s/ Donna R. Moore

	W. David Foster		Donna R. Moore
	Vice Chairman of the Board, Secretary And Director		Director

By:	/s/ Kurt R. Moore	By:	/s/ Richard W. Roberson

	Kurt R. Moore		Richard W. Roberson
	President and Chief Executive Officer, Director		Director

		By:	/s/ Charles E. Scharlau

Charles E. Scharlau
Director
March 2, 2006

Report of Independent Registered Certified Public Accounting Firm on Financial Statement Schedule
To the Board of Directors and Stockholders
of Ablest Inc.:
Our audits of the financial statements referred to in our report dated March 3, 2006 appearing in the December 25, 2005 Annual Report to Stockholders of Ablest Inc. (which report and financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 10, 2006
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 25, 2005, December 26, 2004 and December 28, 2003

	Balance at	Additions	Additions		Balance at
	beginning of	charged to	charged to		end of
(Amounts in thousands)	the period	costs and expense	other accounts	Deductions	the period
Year Ended December 25, 2005
Allowance for doubtful accounts	$285	97	—	107	275
Deferred tax asset valuation allowance	$—	—	—	—	—

Year Ended December 26, 2004
Allowance for doubtful accounts	$246	257	—	218	285
Deferred tax asset valuation allowance	$—	—	—	—	—

Year Ended December 28, 2003
Allowance for doubtful accounts	$291	194	—	239	246
Deferred tax asset valuation allowance	$2,354	—	—	2,354	—