Form 10-Q
period 2006-04-02
ABLEST INC
filed 2006-05-17
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSISTION PERIOD FROM                      TO
Commission File Number 1-10893
Ablest Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0978462
(State of Incorporation)	(I.R.S. Identification No.)
1511 N. Westshore Boulevard, Suite 900
Tampa, Florida 33607
(813) 830-7700
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
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer  ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock at April 2, 2006 was 2,929,389.

ABLEST INC.

ITEM 1. FINANCIAL STATEMENTS
ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share data)
(Unaudited)

	April 2, 2006	December 25, 2005
ASSETS
CURRENT ASSETS
Cash	$4,169	$1,931
Accounts receivable, net	15,032	18,760
Prepaid expenses and other current assets	599	469
Current deferred tax asset	1,246	1,246

Total current assets	21,046	22,406

Property and equipment, net	1,997	1,732
Deferred tax asset	727	863
Goodwill	1,283	1,283
Other assets	243	171

Total assets	$25,296	$26,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$527	$841
Accrued insurance	1,985	2,536
Accrued wages	2,131	2,738
Other current liabilities	428	514

Total current liabilities	5,071	6,629

Other liabilities	122	432

Total liabilities	5,193	7,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at April 2, 2006 and December 25, 2005	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,387,118 and 3,334,344 shares issued and outstanding including shares held in treasury at April 2, 2006 and December 25, 2005, respectively	169	167
Additional paid-in capital	5,624	5,265
Retained earnings	16,420	16,072
Treasury stock at cost; 457,729 shares held at April 2, 2006 and December 25, 2005	(2,110)	(2,110)

Total stockholders’ equity	20,103	19,394

Total liabilities and stockholders’ equity	$25,296	$26,455

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Fourteen Week	For the Thirteen Week
	Period Ended	Period Ended
	April 2, 2006	March 27, 2005
Net service revenues	$35,864	$30,835
Cost of services	29,753	25,858

Gross profit	6,111	4,977

Selling, general and administrative expenses	5,551	4,549

Operating income	560	428

Other:
Miscellaneous income (expense), net	1	(3)

Other income (expense)	1	(3)

Income before income taxes	561	425

Income tax expense	213	161

Net income	$348	$264

Basic net income per common share	$0.12	$0.09

Diluted net income per common share	$0.12	$0.09

Weighted average number of common shares used in computing net income per common share
Basic	2,879,764	2,854,578

Diluted	2,935,050	2,926,692

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Fourteen Week	For the Thirteen Week
	Period Ended	Period Ended
	April 2, 2006	March 27, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$348	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105	90
Loss on disposal of property and equipment	9	—
Deferred income taxes	136	134
Stock compensation	47	29
Changes in assets and liabilities (see below)	1,972	611

Net cash provided by operating activities	2,617	1,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(379)	(60)

Net increase in cash	2,238	1,068

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,931	1,357

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,169	$2,425

Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$3,728	$2,080
Prepaid expenses and other current assets	(131)	(186)
Other assets	(72)	(3)
Accounts payable	(313)	24
Accrued insurance	(551)	—
Accrued wages	(607)	—
Other current liabilities	(86)	(1,304)
Other liabilities	4	—

Total change in assets and liabilities providing cash	$1,972	$611

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
1.	COMPANY BACKGROUND

Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 55 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, light industrial, information technology, finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis and internal auditing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 25, 2005. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the fourteen week period ended April 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Fiscal Periods

The Company’s first fiscal quarter end for 2006 and 2005 consists of fourteen weeks and thirteen weeks, respectively.

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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
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

Self-Insurance Reserves

The Company is self-insured for the deductible amount of its general liability and workers’ compensation coverages. To derive an estimate of the Company’s ultimate claims liability, established loss development factors are applied to current claims information. The Company maintains reserves for its workers compensation using actuarial methods to estimate the remaining undiscounted liability for the deductible portion of these claims, including those incurred but not reported. Annually, an independent actuary calculates an estimated ultimate liability and determines loss development factors for future periods. The calculated ultimate liability is then reduced by cumulative claims payments to determine the required reserve. Management evaluates the accrual on a quarterly basis and adjusts as needed to reflect the required reserve calculation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may differ from projected loss rates, which could materially affect the financial condition and results of operations of the Company. There can be no assurance that changes to management’s estimates will not occur due to limitations inherent in the estimation process.

Goodwill and Other Intangible Assets

The Company has adopted Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. No impairment losses were recognized by the Company during the periods ended April 2, 2006 or March 27, 2005.

At April 2, 2006, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.

Impairment of Long-Lived Assets

The Company has adopted Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the Company during the periods ended April 2, 2006 or March 27, 2005.

Income Taxes

Income taxes are accounted for by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss and credit carryforwards and differences between the financial

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
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

The Company has adopted SFAS 123(R) in the first quarter of fiscal 2006, however, as of November 3, 2005, the Board of Directors of the Company accelerated the vesting of all unvested

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
stock options. By accelerating the vesting of these options, the Company has no obligations outstanding which would require compensation expense under SFAS 123(R) to be recorded.

Prior to the adoption of SFAS 123(R), the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock — Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.
3.	SHORT-TERM BORROWINGS

On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the first quarter of 2006 the Company had no borrowings against the Facility and was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

4.	STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the fourteen week period ended April 2, 2006 are summarized as follows. Amounts are presented in thousands, except share data.

		Additional				Total
	Common	paid-in	Retained	Treasury	Treasury	stockholders’
	stock	capital	earnings	Shares	stock	equity

Balance at December 25, 2005	$167	$5,265	$16,072	457,729	$(2,110)	$19,394
Net Income	—	—	348	—	—	348
Restricted Stock Plan	2	359	—	—	—	361

Balance at April 2, 2006	$169	$5,624	$16,420	457,729	$(2,110)	$20,103

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 25, 2005. There were no changes to these policies during the fourteen week period ended April 2, 2006.
Results of Operations:
The following discussion compares the quarter ended April 2, 2006 to the quarter ended March 27, 2005, and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Revenues increased to $35.9 million for the fourteen week, quarter and year to date period ended April 2, 2006 as compared to $30.8 million for the thirteen week, quarter and year to date period ended March 27, 2005, respectively. Branches opened in 2005 and 2006 contributed over 90 percent of the increase. The increase in account penetration, strategic marketing and greater staffing requirements from existing clients also played a role in the overall growth of 16.3% as well as the additional week of operations in the first quarter for 2006.
Gross profit was $6.1 million for the fourteen week, first quarter and year to date period of 2006 compared to $5.0 million for the thirteen week, same respective period in 2005, an increase of $1.1 million or 22.8% for the quarter and year to date period. The improvement in quarter to date gross profit is mainly attributable to the increased revenue levels and management’s decision to eliminate businesses with higher risk and lower margins as well as the additional week of operations in the first quarter 2006. Gross profit as a percentage of revenue was 17.0% for the current year’s quarter as compared to 16.1% for the prior year’s quarter, as result of the elimination of lower margin business.
Selling, general and administrative expenses increased by $1.0 million, or 22.0% to $5.6 million for the fourteen week, quarter and year to date period ended April 2, 2006, respectively, as compared to the thirteen week, same period ended March 27, 2005. Approximately 39% of the year to date increase is attributable to the newly opened locations referenced above. Higher compensation costs associated with the increased earnings also caused these costs to increase as well as the additional week of operations in the first quarter 2006.
Other income, net did not change significantly from the previous year.
Income tax expense of $213 thousand was recorded for the quarter ended April 2, 2006, as compared to $161 thousand for the quarter ended March 27, 2005. The effective tax rate remained unchanged at 38%.
Liquidity and Capital Resources:
The quick ratio was 3.8 to 1 and 3.1 to 1 at April 2, 2006 and December 25, 2005, respectively, and the current ratio was 4.2 to 1 and 3.4 to 1, for the same respective periods. The primary source of funding is generated from results of operations. Net working capital increased by $198 thousand to $16.0 million for the current year to date period as a result of operations. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.
Capital expenditures year-to-date were approximately $379 thousand. Subsequent to April 2, 2006 the Company has purchased approximately $100 thousand, and plans to purchase approximately an additional $337 thousand over the rest of the fiscal year, of new front and back office software and the related required hardware.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. The Company had no borrowings during the period ended April 2, 2006. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.
Material Commitments
The Company’s contractual cash obligations as of April 2, 2006 are summarized in the table below:

	Payable	Payable	Payable	Payable
	during 2006	2007 - 2008	2009 - 2011	after 2011	Total
Operating leases (1)	$838	$1,670	$1,374	$407	$4,289
Capital expenditures (2)	437	—			437

Total	$1,275	$1,670	$1,374	$407	$4,726

(1)	Includes minimum lease payment obligations for equipment and real property leases in effect as of April 2, 2006.

(2)	Purchase obligations for capital expenditure projects in progress.
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

On May 15, 2006, the Company entered into an amendment of its Employment Agreement with John Horan, effective as of May 15, 2006. That amendment provides that Mr. Horan will not serve as the Company’s Chief Financial Officer until immediately after the Company files with the Securities and Exchange Commission, its quarterly report on Form 10-Q for the first fiscal quarter of 2006. In connection therewith, the resignation of Charles Heist as the Company’s acting Chief Financial Officer will not be effective until Mr. Horan assumes those duties.

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

Charles H. Heist
Chairman, Chief Financial Officer and
Treasurer
(On behalf of the Registrant and as
Principal Financial Officer)
Date: May 17, 2006

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.