Form 10-Q
period 2006-07-02
ABLEST INC
filed 2006-08-11
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock at August 10, 2006 was 2,930,639.

ABLEST INC.

Item No.	Page
PART I FINANCIAL INFORMATION

1. Financial Statements:

Condensed Balance Sheets as of July 2, 2006 and December 25, 2005 (Unaudited)	3

Condensed Statements of Income for the thirteen and twenty seven week period ended July 2, 2006 and for the thirteen and twenty six week period ended June 26, 2005 (Unaudited)	4

Condensed Statements of Cash Flows for the twenty seven and twenty six week periods ended July 2, 2006 and June 26, 2005 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	10

3. Quantitative and Qualitative Disclosure about Market Risk	13

4. Controls and Procedures	14

PART II OTHER INFORMATION

1. Legal Proceedings	15
2. Unregistered Sales of Equity Securities and Use of Proceeds	15
3. Defaults Upon Senior Securities	15
4. Submission of Matters to a Vote of Security Holders	15
5. Other Information	15
6. Exhibits	15

SIGNATURES	16
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

ITEM 1. FINANCIAL STATEMENTS
ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share data)
(Unaudited)

	July 2, 2006	December 25, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,698	$1,931
Accounts receivable, net	16,355	18,760
Prepaid expenses and other current assets	704	469
Current deferred tax asset	1,246	1,246

Total current assets	22,003	22,406

Property and equipment, net	2,329	1,732
Deferred tax asset	681	863
Goodwill	1,283	1,283
Other assets	245	171

Total assets	$26,541	$26,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$739	$841
Accrued insurance	2,235	2,536
Accrued wages	2,500	2,738
Other current liabilities	469	514

Total current liabilities	5,943	6,629

Other liabilities	198	432

Total liabilities	6,141	7,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at July 2, 2006 and December 25, 2005	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,387,118 and 3,334,344 shares issued and outstanding including shares held in treasury at July 2, 2006 and December 25, 2005, respectively	169	167
Additional paid-in capital	5,636	5,265
Retained earnings	16,705	16,072
Treasury stock at cost; 457,729 shares held at July 2, 2006 and December 25, 2005	(2,110)	(2,110)

Total stockholders’ equity	20,400	19,394

Total liabilities and stockholders’ equity	$26,541	$26,455

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Income
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week		For the Twenty Seven Week	For the Twenty Six Week
	Periods Ended		Period Ended	Period Ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
Net service revenues	$34,340	$32,751	$70,204	$63,586
Cost of services	28,398	27,009	58,151	52,867

Gross profit	5,942	5,742	12,053	10,719

Selling, general and administrative expenses	5,466	4,815	11,017	9,364

Operating income	476	927	1,036	1,355

Other:
Interest income, net	10	—	9	—
Miscellaneous income (expense), net	19	—	21	(3)

Other income (expense)	29	—	30	(3)

Income before income taxes	505	927	1,066	1,352

Income tax expense	220	353	433	514

Net income	$285	$574	$633	$838

Basic net income per common share	$0.10	$0.20	$0.22	$0.29

Diluted net income per common share	$0.10	$0.20	$0.21	$0.29

Weighted average number of common shares in computing net income per common
Basic	2,933,268	2,863,509	2,915,761	2,859,043

Diluted	2,971,642	2,940,368	2,952,721	2,933,530

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Twenty Seven Week	For the Twenty Six Week
	Period Ended	Period Ended
	July 2, 2006	June 26, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$633	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	228	167
Loss on disposal of property and equipment	11	—
Deferred income taxes	182	487
Stock compensation	127	268
Changes in assets and liabilities (see below)	1,422	(69)

Net cash provided by operating activities	2,603	1,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(836)	(162)

Net increase in cash	1,767	1,529

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,931	1,357

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,698	$2,886

Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$2,405	$1,407
Prepaid expenses	(235)	(529)
Other assets	(74)	—
Accounts payable	(102)	143
Accrued insurance	(301)	(1,428)
Accrued wages	(238)	374
Other current liabilities	(45)	81
Other liabilities	12	(117)

Total change in assets and liabilities providing cash	$1,422	$(69)

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
1.	COMPANY BACKGROUND

Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 58 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, light industrial, information technology, finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis and internal auditing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

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

All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen and twenty seven week period ended July 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Fiscal Periods

The Company’s fiscal year to date for 2006 and 2005 consists of twenty seven and twenty six weeks, respectively.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. As of July 2, 2006, there was $1.5 million in cash equivalents. There were no equivalents as of December 25, 2005.

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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
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

Goodwill and Other Intangible Assets

The Company has adopted Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. No impairment losses were recognized by the Company during the periods ended July 2, 2006 or June 26, 2005.

At July 2, 2006, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.

Impairment of Long-Lived Assets

The Company has adopted Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the Company during the periods ended July 2, 2006 or June 26, 2005.

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

The Company has adopted SFAS 123(R) in the first quarter of fiscal 2006, however, as of

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
November 3, 2005, the Board of Directors of the Company accelerated the vesting of all unvested stock options. By accelerating the vesting of these options, the Company has no obligations outstanding which would require compensation expense under SFAS 123(R) to be recorded.

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

On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the second quarter of 2006 the Company had no borrowings against the Facility and was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

4.	STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the twenty-seven week period ended July 2, 2006 are summarized as follows. Amounts are presented in thousands, except share data.

		Additional				Total
	Common	paid-in	Retained	Treasury	Treasury	stockholders’
	stock	capital	earnings	Shares	stock	equity

Balance at December 25, 2005	$167	$5,265	$16,072	457,729	$(2,110)	$19,394
Net Income	—	—	633	—	—	633
Restricted Stock Plan	2	359	—	—	—	361
Directors Restricted Stock Plan	—	12	—	—	—	12

Balance at July 2, 2006	$169	$5,636	$16,705	457,729	$(2,110)	$20,400

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 25, 2005. There were no changes to these policies during the twenty seven week period ended July 2, 2006.
Results of Operations:
The following discussion compares the quarter ended July 2, 2006 to the quarter ended June 26, 2005, and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Quarter Ended July 2, 2006 Compared with June 26, 2005
Revenues increased to $34.3 million for the thirteen week quarter period ended July 2, 2006 as compared to $32.8 million for the thirteen week quarter period ended June 26, 2005, respectively. Branches opened in 2006 and 2005 contributed over 75% of the increase quarter to date. The increase in account penetration, strategic marketing and greater staffing requirements from existing clients also played a role in the overall growth of 4.9%.
Gross profit was $5.9 million for the thirteen week second quarter period of 2006 compared to $5.7 million for the thirteen week second quarter period in 2005, an increase of $200 thousand or 3.5% for the quarter. The improvement in quarter to date gross profit is mainly attributable to the increased revenue levels and management’s decision to eliminate businesses with higher risk and lower margins. The increase was offset by an increase in workers’ compensation self insurance claims. Workers’ compensation self insurance expense was $633 thousand higher than the previous quarter to date period 2005. This quarter to date increase, compared to 2005, is primarily due to an increase in the severity of claims and probable and final claim outcomes settled in 2006. Gross profit as a percentage of revenue was 17.3% for the quarter period as compared to 17.5% prior year’s quarter period, respectively. The decrease in the quarter as a percentage of revenue is due to higher temporary staff pay and new branch growth.
Selling, general and administrative expenses increased by $651 thousand or 13.5% for the quarter period ended July 2, 2006, as compared to the same period ended June 26, 2005. Approximately 43% of the quarter to date increase is attributable to the newly opened locations referenced above. In addition, this increase is a result of a higher dollar volume of salaries and related expenses resulting from additional staff in our branch offices. This is considered a deliberate means to drive more sales and improve service. Staff additions represent important investments, which will support the seasonal increase in demand typically found in the third and fourth fiscal quarters.
Other income, net increased due to cash equivalent earnings and other miscellaneous income.
Income tax expense of $220 thousand was recorded for the quarter ended July 2, 2006, as compared to $353 thousand for the quarter ended June 26, 2005. The effective tax rates were 43.6% and 38.1%, respectively. The increase in the tax rate is due to deferred timing differences.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Six Months Ended July 2, 2006 Compared with June 26, 2005
Revenues increased to $70.2 million for the twenty seven week year to date period ended July 2, 2006 as compared to $63.6 million for the twenty six week year to date period ended June 26, 2005, respectively. Branches opened in 2006 and 2005 contributed over 44% of the increase year to date. The increase in account penetration, strategic marketing and greater staffing requirements from existing clients also played a role in the overall growth of 10.4% as well as the additional week of operations in the first quarter for 2006.
Gross profit was $12.1 million for the twenty seven week year to date period of 2006 compared to $10.7 million for the twenty six week year to date period in 2005, an increase of $1.4 million or 12.4% for the year to date period. The improvement in year to date gross profit is mainly attributable to the increased revenue levels and management’s decision to eliminate businesses with higher risk and lower margins, as well as the additional week of operations in the first quarter 2006. This was offset by an increase in workers’ compensation self insurance claims. Workers’ compensation self insurance expense was $759 thousand higher than the previous year to date period 2005. This year to date increase, compared to 2005, is primarily due to an increase in the severity of claims and probable and final claim outcomes settled in 2006. Gross profit as a percentage of revenue was 17.3% for the year to date period as compared to 16.9% for the prior year’s year to date period. For the year to date period, the increase is a direct result of the elimination of lower margin business.
Selling, general and administrative expenses increased by $1.7 million or 17.7% for the year to date period ended July 2, 2006, as compared to the same period ended June 26, 2005. Approximately 23% of the year to date increase is attributable to the newly opened locations referenced above. In addition, this increase is a result of a higher dollar volume of salaries and related expenses resulting from additional staff in our branch offices. This is considered a deliberate means to drive more sales and improve service. Staff additions represent important investments, which will support the seasonal increase in demand typically found in the third and fourth fiscal quarters.
Other income, net increased due to cash equivalent earnings and other miscellaneous income.
Income tax expense of $433 thousand was recorded for the year ended July 2, 2006, as compared to $514 thousand for the year ended June 26, 2005. The effective tax rates were 40.6% and 38.0%, respectively. The increase in the tax rate is due to deferred timing differences.
Liquidity and Capital Resources:
The quick ratio was 3.4 to 1 and 3.1 to 1 at July 2, 2006 and December 25, 2005, respectively, and the current ratio was 3.7 to 1 and 3.4 to 1, for the same respective periods. The primary source of funding is generated from results of operations. Net working capital increased by $283 thousand to $16.1 million for the current year to date period as a result of operations. Reference should be made to the Statement of Cash Flows, which details the sources and uses of cash.
Capital expenditures year-to-date were approximately $836 thousand. Subsequent to July 2, 2006 the Company has purchased approximately $205 thousand, and plans to purchase approximately an additional $165 thousand over the rest of the fiscal year, of new front and back office software and the related required hardware.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. The Company had no borrowings during the period ended July 2, 2006. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.
Outlook
Growth continued at an even pace in 2006 and was strongest in the temporary staffing division. The growth in our professional services division will largely depend on our ability to penetrate client relationships and customer project related spending.
Material Commitments
The Company’s contractual cash obligations as of July 2, 2006 are summarized in the table below:

	Payable	Payable	Payable	Payable
	during 2006	2007 - 2008	2009 - 2011	after 2011	Total
Operating leases (1)	$596	$1,793	$1,391	$406	$4,186
Capital expenditures (2)	165	—			165

Total	$761	$1,793	$1,391	$406	$4,351

(1)	Includes minimum lease payment obligations for equipment and real property leases in effect as of July 2, 2006.

(2)	Purchase obligations for capital expenditure projects in progress.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company does not believe that its exposure to fluctuations in interest rates is material.

ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period covered by this quarterly report filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Subsequent to the date of their evaluation, there have not been any changes in the Company’s internal controls over financial reporting or in other factors to the Company’s knowledge that could materially affect, or is reasonably likely to materially affect the internal control over financial reporting, including any corrective action with regard to significant deficiencies and material weaknesses. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

ABLEST INC.
By:	/s/ John Horan
John Horan
Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date: August 10, 2006

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.