Form 10-Q
period 2006-10-01
ABLEST INC
filed 2006-11-13
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock at November 10, 2006 was 2,930,639.

ABLEST INC.

Item No.	Page

PART I FINANCIAL INFORMATION

1. Financial Statements:

Condensed Balance Sheets as of October 1, 2006 and December 25, 2005 (Unaudited)	3

Condensed Statements of Income for the thirteen and forty week period ended October 1, 2006 and for the thirteen and thirty nine week period ended September 25, 2005 (Unaudited)	4

Condensed Statements of Cash Flows for the forty and thirty nine week periods ended October 1, 2006 and September 25, 2005 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

3. Quantitative and Qualitative Disclosure about Market Risk	14

4. Controls and Procedures	15

PART II OTHER INFORMATION

1. Legal Proceedings	16

2. Unregistered Sales of Equity Securities and Use of Proceeds	16

3. Defaults Upon Senior Securities	16

4. Submission of Matters to a Vote of Security Holders	16

5. Other Information	16

6. Exhibits	16

SIGNATURES	17
EX-10.1 EMPLOYMENT AGREEMENT WITH JOHN HORAN
EX-10.2 2006 NON-EMPLOYEE DIRECTORS' EQUITY RIGHTS PLAN
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

ITEM 1. FINANCIAL STATEMENTS
ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share data)
(Unaudited)

	October 1, 2006	December 25, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,251	$1,931
Accounts receivable, net	16,301	18,760
Prepaid expenses and other current assets	704	469
Current deferred tax asset	1,017	1,246

Total current assets	22,273	22,406

Property and equipment, net	2,661	1,732
Deferred tax asset	867	863
Goodwill	1,283	1,283
Other assets	63	171

Total assets	$27,147	$26,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$203	$841
Accrued insurance	2,417	2,536
Accrued wages	2,948	2,738
Other current liabilities	518	514

Total current liabilities	6,086	6,629

Other liabilities	265	432

Total liabilities	6,351	7,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at October 1, 2006 and December 25, 2005	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,387,118 and 3,334,344 shares issued and outstanding including shares held in treasury at October 1, 2006 and December 25, 2005, respectively	169	167
Additional paid-in capital	5,636	5,265
Retained earnings	17,101	16,072
Treasury stock at cost; 457,729 shares held at October 1, 2006 and December 25, 2005	(2,110)	(2,110)

Total stockholders’ equity	20,796	19,394

Total liabilities and stockholders’ equity	$27,147	$26,455

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Income
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week		For the Forty Week	For the Thirty Nine Week
	Periods Ended		Period Ended	Period Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
Net service revenues	$34,672	$34,873	$104,876	$98,459
Cost of services	28,491	29,107	86,642	81,974

Gross profit	6,181	5,766	18,234	16,485

Selling, general and administrative expenses	5,528	5,177	16,545	14,541

Operating income	653	589	1,689	1,944

Other:
Interest income, net	13	—	22	—
Miscellaneous income (expense), net	—	1	21	(2)

Other income (expense)	13	1	43	(2)

Income before income taxes	666	590	1,732	1,942

Income tax expense	270	223	703	737

Net income	$396	$367	$1,029	$1,205

Basic net income per common share	$0.14	$0.13	$0.36	$0.42

Diluted net income per common share	$0.13	$0.13	$0.35	$0.41

Weighted average number of common shares in computing net income per common
Basic	2,879,566	2,863,168	2,879,073	2,860,418

Diluted	2,972,953	2,930,644	2,961,314	2,922,079

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Forty Week	For the Thirty Nine Week
	Period Ended	Period Ended
	October 1, 2006	September 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,029	$1,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	384	243
Loss on disposal of property and equipment	10	—
Deferred income taxes	225	702
Stock compensation	199	326
Changes in assets and liabilities (see below)	1,796	(245)

Net cash provided by operating activities	3,643	2,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,323)	(283)

Net increase in cash and cash equivalents	2,320	1,948

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,931	1,357

CASH AND CASH EQUIVALENTS END OF PERIOD	$4,251	$3,305

Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$2,459	$(210)
Prepaid expenses	(235)	(288)
Other assets	108	(5)
Accounts payable	(638)	261
Accrued insurance	(119)	(1,145)
Accrued wages	210	1,067
Other current liabilities	4	192
Other liabilities	7	(117)

Total changes in assets and liabilities providing cash	$1,796	$(245)

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
1.	COMPANY BACKGROUND

Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 60 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, light industrial, information technology, finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis and internal auditing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.
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

All adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation have been reflected in these condensed financial statements. The operating results for the thirteen and forty week period ended October 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Fiscal Periods

The Company’s fiscal year to date for 2006 and 2005 consists of forty and thirty nine weeks, respectively.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. As of October 1, 2006, there was $1.5 million in cash equivalents. There were no equivalents as of December 25, 2005.

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
Goodwill and Other Intangible Assets
The Company has adopted Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. No impairment losses were recognized by the Company during the periods ended October 1, 2006 or September 25, 2005.
At October 1, 2006, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.
Impairment of Long-Lived Assets
The Company has adopted Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the Company during the periods ended October 1, 2006 or September 25, 2005.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
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
The Company adopted SFAS 123(R) in the first quarter of fiscal 2006, however, as of

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
Resent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions on FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of adoption on its financial statements and the impact, if any, is not known at this time.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “considering the Effects of Prior Year Misstatements when Qualifying Misstatements in current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the fiscal years ending after November 15, 2006. The company is currently evaluating the effects of adoption on its financial statements and the impact is not expected to be material.

3.	SHORT-TERM BORROWINGS

On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the third quarter of 2006, the Company had no borrowings against the Facility and was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

4.	STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the forty week period ended October 1, 2006 are summarized as follows. Amounts are presented in thousands, except share data.

		Additional			Total
	Common	paid-in	Retained	Treasury	stockholders’
	stock	capital	earnings	stock	equity

Balance at December 25, 2005	$167	$5,265	$16,072	$(2,110)	$19,394
Net Income	—	—	1,029	—	1,029
Restricted Stock Plan	2	359	—	—	361
Directors Restricted Stock Plan	—	12	—	—	12

Balance at October 1, 2006	$169	$5,636	$17,101	$(2,110)	$20,796

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
Critical Accounting Policies
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers’ compensation costs, income taxes and goodwill. Management’s estimates and assumptions are based on historical experience and other factors believed to be reasonable under the circumstances. However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 25, 2005. There were no changes to these policies during the forty week period ended October 1, 2006.
Results of Operations:
The following discussion compares the quarter ended October 1, 2006 to the quarter ended September 25, 2005, and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Quarter Ended October 1, 2006 Compared with September 25, 2005
Revenues decreased to $34.7 million for the thirteen week quarter period ended October 1, 2006 as compared to $34.9 million for the thirteen week quarter period ended September 25, 2005. The decrease was caused by lower billable hours notwithstanding an increase in average billing rate. We are experiencing reduced demand for labor in certain industries including home building, furniture manufacturing and consumer products. We also discontinued service to certain customers that were not meeting our margin and volume targets and at the same time have increased our focus on improved pricing both with existing and new customers.
Gross profit was $6.2 million for the thirteen week third quarter period of 2006 compared to $5.8 million for the thirteen week third quarter period in 2005, an increase of $0.4 million or 7.2% for the quarter. Gross profit as a percentage of revenue was 17.8% for the quarter period as compared to 16.5% prior year’s quarter period, respectively. The improvement in quarterly gross profit is attributable to increased hourly billing rates and lower state unemployment insurance rates. In addition, gross profit also increased as a result of additional permanent placement fees. These increases offset a decrease in total billable hours for the quarter.
Selling, general and administrative expenses increased by $351,000 or 6.8% for the quarter period ended October 1, 2006, as compared to the quarter period ended September 25, 2005. The quarter period increase is primarily attributable to the cost of establishing and staffing new office locations. Over the last twelve months, six new offices were opened. In addition, the hiring of additional sales and business development staff at our headquarters office contributed to the increase.
Other income, net increased due to cash equivalent earnings and other miscellaneous income.
Income tax expense of $270 thousand was recorded for the quarter ended October 1, 2006, as compared to $223 thousand for the quarter ended September 25, 2005. The effective tax rates were 40.5% and 37.8%, respectively. The increase in the tax rate is due to deferred timing differences.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Nine Months Ended October 1, 2006 Compared with September 25, 2005
Revenues increased 6.5% to $104.9 million for the forty week year to date period ended October 1, 2006 as compared to $98.5 million for the thirty nine week year to date period ended September 25, 2005, respectively. The improvement in year to date revenue is primarily attributable to the additional week of operations included in the 2006 results. Adjusting for the additional week, billed hours for the thirty nine week year to date period ended October 1, 2006 are below the equivalent thirty nine week year to date period ended September 25, 2005. The reduction in billed hours has been offset by an increase in average billing rate. As noted above in the quarter comparison above, we are experiencing reduced demand for labor in certain industries including home building, furniture manufacturing and consumer products. We also discontinued service to certain customers that were not meeting our margin and volume targets and at the same time have increased our focus on improving pricing both with existing and new customers.
Gross profit was $18.2 million for the forty week year to date period of 2006 compared to $16.5 million for the thirty nine week year to date period in 2005, an increase of $1.7 million or 10.6% for the year to date period. The improvement in year to date gross profit is partly attributable to the additional week of operations in the first quarter 2006 and an increase in gross profit per labor hour. This increase reflects increased hourly billing rates and lower state unemployment insurance rates. In addition, gross profit increased as a result of additional permanent placement fees. These gains were partially offset by an increase to our workers’ compensation reserve in the second quarter of 2006. This increase is primarily due to an increase in the severity, frequency and probable ultimate value of claims incurred in 2006. Gross profit as a percentage of revenue was 17.4% for the year to date period as compared to 16.7% for the prior year’s year to date period.
Selling, general and administrative expenses increased by $2.0 million or 13.8% for the year to date period ended October 1, 2006, as compared to the same period ended September 25, 2005. The year to date increase is primarily attributable to the cost of establishing and staffing new office locations and the additional week of operations in the first quarter 2006. Over the last twelve months six new offices were opened. In addition, the hiring of additional sales and business development staff at our headquarters office contributed to the increase as well as the write-off of certain uncollectible accounts.
Other income, net increased due to cash equivalent earnings and other miscellaneous income.
Income tax expense of $703 thousand was recorded for the year ended October 1, 2006, as compared to $737 thousand for the year ended September 25, 2005. The effective tax rates were 40.5% and 38.0%, respectively. The increase in the tax rate is due to deferred timing differences.
Liquidity and Capital Resources:
The quick ratio was 3.4 to 1 and 3.1 to 1 at October 1, 2006 and December 25, 2005, respectively, and the current ratio was 3.7 to 1 and 3.4 to 1, for the same respective periods. The primary source of funding is generated from results of operations. Net working capital increased by $0.4 million to $16.2 million for the current year to date period as a result of operations. Reference should be made to the Condensed Statements of Cash Flows, which details the sources and uses of cash.
Capital expenditures year-to-date were approximately $1.3 million. In the fourth quarter 2006, the Company plans to purchase approximately an additional $110 thousand over the rest of the fiscal year, of new front office software.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. The Company had no borrowings during the period ended October 1, 2006. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.
Outlook
We will continue to focus on improving our gross margin and growing revenue through implementing more favorable pricing and discontinuing certain customer relationships not meeting our profitability targets. We also intend to continue our focus on expanding further into new and existing commercial and professional staffing markets during the remainder of 2006 and 2007.
Material Commitments
The Company’s contractual cash obligations as of October 1, 2006 are summarized in the table below:

	Payable	Payable	Payable	Payable
	during 2006	2007 - 2008	2009 - 2011	after 2011	Total
Operating leases (1)	$596	$1,793	$1,391	$406	$4,186
Capital expenditures (2)	165	—			165

Total	$761	$1,793	$1,391	$406	$4,351

(1)	Includes minimum lease payment obligations for equipment and real property leases in effect as of October 1, 2006.

(2)	Purchase obligations for capital expenditure projects in progress.
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
During the last fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting or in other factors to the Company’s knowledge that could materially affect, or is reasonably likely to materially affect the internal control over financial reporting, including any corrective action with regard to significant deficiencies and material weaknesses. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.
Effective May 15, 2006, the Company implemented Great Plains® software for use in connection with the Company’s back-office systems, including its corporate accounting, finance, human resources and customer service processes. Management has reviewed then changed in internal controls associated with the new system and plans to complete its testing of the internal control changes prior to December 31, 2006.
Effective October 2, 2006, the Company implemented new front-office staffing software, StaffSuite®, to be utilized in connection with the Company’s commercial and professional staffing operations to house sales and process employee payroll information. Management has reviewed then changed in internal controls associated with the new payroll system and plans to complete its testing of the internal control changes prior to December 31, 2006.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
               Not applicable.
ITEM 1A RISK FACTORS
               Not applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
               Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
               Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable
ITEM 5. OTHER INFORMATION
               Not applicable
ITEM 6. EXHIBITS
               Exhibits

10.1	Employment agreement with John Horan, Vice President and chief Financial Officer, dated April 17, 2006.

10.2	2006 Non-Employee Directors’ Equity Rights Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABLEST INC.

By:	/s/ John Horan John Horan
Vice President and Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)
Date: November 10, 2006

Exhibit Index

Exhibit
Number	Description of Document

10.1	Employment agreement with John Horan, Vice President and Chief Financial Officer, dated April 17, 2006.

10.2	2006 Non-Employee Directors’ Equity Rights Plan.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.