Form 10-K
period 2006-12-31
ABLEST INC
filed 2007-03-14
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
     The number of common shares of the Registrant outstanding at March 12, 2007 was 2,927,424.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
ITEM 1. Business
References in this document to “the Registrant,” (“Company”), “Ablest”, “we”, “our”, or “us” refer to Ablest Inc., except where the context otherwise requires.
General
Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 61 company-owned service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, industrial, information technology, and finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis, and internal auditing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list. The Company was founded in 1978 and is headquartered in Tampa, Florida. The state of incorporation is the State of Delaware.
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

Operations
The table below is a summary of information relating to the Company’s operations for each of the last three fiscal years.

	For the fiscal year ended
(Amounts in thousands)	December 31, 2006	December 25, 2005	December 26, 2004
Net Serivce Revenues
Staffing Services	$140,764	$137,457	$116,353

Operating Income
Staffing Services	2,436	3,087	1,372

Total Assets
Staffing Services	27,564	26,455	24,743
Working Capital. By virtue of the nature of the Company’s business, the attainment and maintenance of high levels of working capital is not required.
Backlog. In view of the fact that the Company’s services are primarily furnished pursuant to purchase orders or on a call basis, backlog is not material.
Employees. We employ approximately 200 staff members in our corporate headquarters and company-owned branch offices. In 2006, we assigned more than 35,000 temporary employees with a variety of customers around the United States. At any given time of the year, only a portion of these employees were placed on temporary assignments. The Company considers its employee relations to be good.
Branch Offices. All offices are company-owned and provide clerical, light industrial, information technology and financial staffing, primarily concentrated in 12 states. These offices are organized into regions and managed by regional managers and other area staff who provide operation support for the offices in their regions. These offices are organized based upon geographic location and/or service offerings. Each office has a manager who is accountable for the day-to-day operations and profitability. The table below sets forth the geographic distribution of the offices as of December 31, 2006.

Branch Offices
Midsouth (1)	9
Midwest (2)	11
Northeast (3)	24
Southeast (4)	17

Total	61

(1)	The Midsouth includes the states of Mississippi and Tennessee

(2)	The Midwest includes the states of Illinois, Texas and Arizona

(3)	The Northeast includes the states of Maryland, New York, North Carolina, and Virginia

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
Clients
The Company serves the needs of small, mid-size and Fortune 500 businesses in a variety of industries. During fiscal years 2006 and 2005, the Company serviced over 2000 clients nationwide. The Company’s ten highest volume clients in fiscal years 2006 and 2005 accounted for 30.0% and 27.3%, respectively, of the Company’s total revenues. One client, ModusLink Corporation, accounted for 12.1 % of the Company’s total revenues for fiscal year 2006. No single client accounted for more than 9.3% of the Company’s total revenues for fiscal year 2005.
Competition
The temporary services industry is highly competitive with limited barriers to entry. The Company believes that its largest competitors in the clerical and light industrial sectors include Adecco S.A., Kelly Services, Inc., Manpower Inc., Spherion Corporation, Barrett Business Services, Inc., SelectRemedy, Inc. and Westaff Inc.. These and other large competitors have nationwide operations with greater resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. In addition, there are a number of other mid-sized firms that are regional or emphasize specialized niches and compete with the Company in certain markets where they have a stronger presence. Numerous small or single-office firms compete effectively with the Company’s offices in their limited areas. In the information technology and financial sectors, the Company believes that its competitors include MPS Group, Inc., Robert Half International, Inc., Adecco S.A., Alternative Resources Corporation, On Assignment, Inc., KForce, Comsys, and CDI Corporation.
Although the Company believes that it competes favorably with respect to the forgoing factors, the Company’s management believes that the most important competitive factors in obtaining and retaining its targeted clients is understanding the customer specific job requirements, the ability to provide qualified temporary personnel in a timely manner and the quality of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and responsiveness to work schedules.
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
Recent Developments
As previously reported, on January 18, 2007, the Company’s Board of Directors received a proposal from certain existing investors, including Charles H. Heist, III, the Company’s Chairman of the Board, Kurt R. Moore, the Company’s President and Chief Executive Officer, The Burton Partnership (QP), Limited Partnership and The Burton Partnership, Limited Partnership, to acquire all of the Company’s publicly held common stock for $7.50 per share in cash.
The Company’s Board of Directors formed a Special Committee of four independent directors to review and evaluate the foregoing proposal and any strategic alternatives to the proposal that may be available to the Company. Subsequent to the Company’s public announcement of receipt of the foregoing buyout proposal, the Special Committee received an indication of interest from a potential third-party acquirer. The Special Committee has not made a determination whether either proposed transaction is in the best interests of the Company and its stockholders or whether the Company should pursue any other available strategic alternatives. The Special Committee continues to evaluate the foregoing proposals, as well as other strategic alternatives for the Company. Accordingly, no assurances can be given as to whether any particular strategic alternative will be pursued or implemented. The Special Committee currently does not intend to make any further public announcements regarding its review of possible strategic alternatives until its evaluation process has been completed. See also “Item 3. Legal Proceedings.”
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
In 2006, the Company implemented new front-office and back-office systems to be utilized in connection with the commercial and professional staffing operations. This implementation of new management information systems required a significant investment in software, hardware, outside consultant assistance and internal personnel resources. Although it is believed that this technology initiative will increase productivity, improve operating efficiencies and lower long-term operating costs, there is no assurance that such an initiative will yield its intended results.
The Company is dependent on the proper functioning of information systems in operating its business, particularly with respect to monitoring client assignments and billing. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which would temporarily impact our client records and billing capabilities, The Company’s information systems are protected through physical and software safeguards including the use of a third party processing center. However, the Company’s corporate headquarters and a number of our customers are located in Florida, which is a hurricane-sensitive area. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Our revenues from offices in South Florida were adversely affected by these hurricanes during fiscal 2005. Similar disruptions to our offices and the business of our customers from natural disasters, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events any adversely impact our revenues.
The Company’s business may be at risk if there is any negative development with significant customers.
Of our revenues for the year ended December 31, 2006, approximately 12.1% came from one major customer and 30.0% came from our top ten customers.
The addition of offices and entry into new geographic markets may not occur on a timely basis or achieve anticipated financial results.
A key element of our growth strategy includes entering new geographic markets. Our success in entering new markets depends on a number of factors including our ability to:
•	develop, recruit and maintain qualified personnel in the new geographic market;

•	develop and sustain customer relationships in each new market;

•	accurately assess the demand for our services in a new geographic market.
The addition of offices and new geographic areas typically result in an increase in our operating expenses, primarily due to increased employee headcount. Because there is typically a delay between a new office opening and reaching full productivity, new office openings may adversely affect our results of operations for a period of time. In addition, we may not accurately forecast the demand for our services in new markets that we enter. If we do not adequately manage for foregoing factors, our operating results and financial condition could be adversely affected.
Significant increases in payroll-related costs could adversely affect the Company’s business.
We are required to pay a number of federal, state and local payroll and related costs, including unemployment taxes, workers compensation and insurance, FICA, and Medicare, among others, for our employees. Significant increases in the effective rates of any payroll-related costs likely would have a material adverse effect upon our results of operations. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The Company currently leases 14,336 square feet of office space in Tampa, Florida that serves as its corporate headquarters. The Company leases 55 additional facilities under rental agreements and under terms and conditions prevailing in the various service locations. The remaining six branches are located at customer sites. The Company considers all of its offices and facilities suitable and adequate for servicing its customers and evaluating proximity to available temporary personnel. The inability to renew all or a majority of the leases on similar or favorable terms to the Company could have a material impact in the financial condition of the Company.
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
The Company understands that on March 5, 2007, David Ryman, an alleged shareholder of the Company, filed a lawsuit against the Company, certain Company directors and officers, and other parties, on behalf of a putative class of the Company’s “public shareholders.” The litigation is pending in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida. The Company has not been advised that any defendant has been served with the Complaint. The litigation relates to the Company’s January 23, 2007 announcement that: (i) certain existing investors, including Charles H. Heist, III, the Company’s Chairman of the Board, Kurt R. Moore, the Company’s President and Chief Executive Officer, and two partnerships that own Company shares, have presented the Company with a proposal to acquire all of the Company’s publicly held common stock; and (ii) the Company’s Board of Directors has formed a Special Committee of four independent directors to review and evaluate the proposal, as well as other strategic alternatives for the Company . In his Complaint, the plaintiff seeks: (i) an order enjoining the defendants from proceeding with, consummating or closing the proposed transaction; (ii) in the event that the transaction is closed, an order rescinding the transaction or awarding damages; and (iii) an award of attorney’s fees, expert’s fees and costs. The Company believes that the claims being made in the foregoing litigation are without merit and, if such litigation proceeds, it intends to vigorously defend against such claims.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2006.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Stock
The Company’s common stock trades on the American Stock Exchange under the symbol “AIH”.
Price Range of Common Stock
The following table presents the quarterly high and low sales prices of our common stock as reported by the American Stock Exchange during each quarter of our fiscal years ended December 31, 2006 and December 25, 2005:

	2006		2005
	High	Low	High	Low
1st Quarter	$9.95	$8.11	$8.00	$7.00
2nd Quarter	9.65	8.33	7.70	6.63
3rd Quarter	8.75	5.92	12.75	6.51
4th Quarter	7.15	6.17	10.85	7.50
Number of Common Stockholders
On February 26, 2007, there were 453 holders of record of our common stock.
Dividends
Our current policy is to retain all of our earnings to finance the growth and development of our business. Consequently, we do not anticipate paying cash dividends on our common shares in the foreseeable future.
Equity Compensation Plan Information
The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all existing equity compensation plans as of December 31, 2006, including the 2000 Independent Directors’ Stock Option Plan and 2002 Restricted Stock Plan.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)

Equity compensation Plans approved by Security holders	54,000	$5.38	373,800

Total	54,000	$5.38	373,800

Performance Graph
The following stock performance graph presented on the following page compares the common stock of the company to the Standard and Poors 500 Index (a broad market index) and a peer group index for the five years ended December 31, 2006. The graph assumed an investment of $100 on December 31, 2001 in stock or index, including any dividends were reinvested.
CPMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ablest Inc., The S & P 500 Index
And A Peer Group

*   $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6. Selected Financial Data
The selected financial data with respect to the Company set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto. The fiscal year of 2006 of the Company is a 53-week period and the fiscal years 2002 through 2005 of the Company are 52-week periods all ending the Sunday closest to December 31.

Fiscal Year Ended December	2006	2005	2004	2003	2002
(Amounts in thousands, except per share data)
Net service revenues	$140,764	$137,457	$116,353	$104,048	$101,193
Operating income	2,436	3,087	1,372	1,061	566
Income tax expense (benefit)	1,148	2,542	515	(1,769)	218
Net income from continuing operations	1,339	536	883	2,883	608
Income per common share from continuing operations: basic	0.47	0.19	0.31	1.01	0.21
diluted	0.45	0.18	0.30	0.99	0.21
Total assets	27,564	26,455	24,743	22,579	19,216
Long-term debt	—	—	—	—	—
The following summarizes quarterly operating results:

2006 Quarters	1st	2nd	3rd	4th
(Amounts in thousands, except per share data)
Net service revenues	$35,864	$34,340	$34,672	$35,888
Gross profit	6,111	5,942	6,181	6,204
Operating income	561	505	666	704
Net income from continuing operations	348	285	396	310

Income per common share, basic	$0.12	$0.10	$0.14	$0.11

Income per common share, diluted	$0.12	$0.10	$0.13	$0.10

2005 Quarters	1st	2nd	3rd	4th
(Amounts in thousands, except per share data)
Net service revenues	$30,835	$32,751	$34,873	$38,998
Gross profit	4,977	5,742	5,766	6,501
Operating income	428	927	589	1,143
Net income (loss) from continuing operations	264	574	367	(669)

Income (loss) per common share, basic	$0.09	$0.20	$0.13	$(0.23)

Income (loss) per common share, diluted	$0.09	$0.20	$0.13	$(0.23)

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
The following discussions and analysis of operations and financial condition pertain to the Company’s staffing services business, which constitutes its continuing operations.
Overview
We derive our revenues by providing clerical, industrial, technical, and finance and accounting staffing services in the United States. We currently provide our staffing services principally through 61 Company-owned service locations in the Eastern United States and selected Southwestern markets. We fill positions in data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis, and internal auditing, among others. We do not service any specific industry or field; instead, our services are provided to a broad-based customer list.
During the 53 week period ended December 31, 2006, the Company placed approximately 35,000 workers and provided approximately 11 million hours of staffing services to over 2000 clients.
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
Historically, our business has expanded through both internal growth of existing branch offices and opening new branch offices. During 2006 and 2005, we opened new branch office locations and focused on increasing revenues of existing branch offices. During 2007, we intend to open strategically located branches that we believe will enhance our current customer relationships as well as facilitate establishing new ones. We believe that the amount of capital required to open new branches is less than the amount of capital required to consummate acquisitions. We cannot assure you that we will successfully open new branches or that, if opened, such branches will result in any material revenues or contribute positively to our earnings.
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
In 2005, we entered into a Services Agreement and License & Support Agreement with VCG, Inc. for the installation, maintenance and support of a new front-office system, StaffSuite®, to be utilized in connection with our commercial and professional staffing operations. In addition, we entered into a Professional Services Agreement (including Proposal for Implementation) with IDEAL Consulting, Inc. for the installation of Great Plains® software for use in connection with our back-office systems, including our corporate accounting, finance, human resources and customer service processes. These two systems replaced our existing management information systems to support future growth of the Company. This implementation of a new management information system has required a significant investment in software, hardware, outside consultant assistance and internal personnel resources. Although we believe this technology initiative will increase productivity, improve operating efficiencies and lower long-term operating costs, there is no assurance that such an initiative will yield its intended results.
The following table sets forth for the last five fiscal years, the total number of offices and their associated revenues. Average revenues per office are computed by dividing the relevant revenues by the number of offices. Our long-term revenue growth depends in part upon our ability to continue to attract new clients, retain existing clients, open new offices, as well as our ability to enhance the sales of existing offices beyond historical levels.

	For the Fiscal Years Ended
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Number of offices	61	56	49	45	47
Total hours billed	10,927,323	11,121,141	9,683,921	8,611,203	8,333,481
Average hours billed per office	179,136	198,592	197,631	191,360	177,308
Total revenue	$140,827	$137,457	$116,353	$104,048	$101,193
Average revenue per office	$2,309	$2,455	$2,375	$2,312	$2,153
For the fiscal year ended December 31, 2006, compared to December 25, 2005.
Fiscal Year 2006 was comprised of 53 weeks, as opposed to fiscal 2005, which was comprised of 52 weeks.
Results of Operations:
Net service revenues totaled $140.8 million for fiscal 2006 as compared to $137.5 million for fiscal 2005. Net service revenue increased $3.3 million, or 2.4%, the increase is primarily due to the additional week of operations.
Gross profit was $24.4 million for fiscal 2006 and $23.0 million for fiscal 2005. Gross profit increased $1.5 million, or 6.3% over prior year. Gross profit for fiscal year 2006 as a percent of revenue was 17.4% as compared to 16.7% for fiscal year 2005. This improvement is due to management’s decision to eliminate higher risk and lower margin business and the increase in clerical, direct hire and temporary-to-permanent business.
Selling, general and administrative expenses increased by $2.1 million or 10.6%, to $22.0 million for fiscal 2006 as compared to fiscal 2005. These expenses were 15.6% in fiscal year 2006 as compared to 14.5% in fiscal year 2005 as a percentage of revenue. Approximately $1.4 million of this increase was attributable to our new branch openings. The remaining variance in these expenses is due to increased workers compensation costs and hiring additional workforce.

Other income (expense), net, increased to $51,000 in income for fiscal 2006 from $9,000 in expense for fiscal 2005. This increase is materially due to interest income earned as the Company invested excess cash in short-term bonds. As of December 31, 2006, there was no excess cash invested.
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
Our fiscal 2006 tax expense was $1,148,000 and the effective tax rate for 2006 was 46.2%. The Internal Revenue Service (the “IRS”) has completed and closed its examinations of the Company’s tax returns for all years through 2003. In connection with these examinations, in January 2006, the IRS issued the Company an assessment related to the previously filed 2001 tax return, which disallowed $3,114,000 of net operating loss (“NOL”) carryfowards. These NOLs represented $1,182,000 of the Company’s deferred tax assets, and were derived from the 2000 sale of the industrial maintenance business. Therefore, the effective tax rate for fiscal 2005 was 82.6%, which resulted in tax expense of $2,542,000. This is compared to our fiscal 2004 tax expense of $515,000. The effective tax rate for fiscal 2004 was 36.8%. The Company has notified the IRS of their acceptance of the IRS findings and we have received the final IRS ruling letter. As a result of this ruling, the Company has reduced the deferred tax asset to reflect this settlement and has exhausted the deferred tax asset related to the sale. However, this adjustment did not impact revenues or operating expenses for 2005 and resulted in no cash impact for the 2005 fiscal year. Accordingly, for future periods, the Company anticipates that cash outlays will occur for income tax purposes.

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
(c) Goodwill
In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. At December 31, 2006 and December 25, 2005, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives. Factors included in the impairment analysis include expected revenue and EBITDA growth rates, working capital needs, discount rates and earnings multiples. These assumptions are based on management’s best estimate of the current and expected economic environment. As prescribed, the Company screened for impairment of goodwill during the fourth fiscal quarters of 2006 and 2005 and found no instances of impairment of its recorded goodwill.

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
For more information, see 2006 Results of Operations.
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
The quick ratio was 3.3 to 1 and 3.1 to 1 at December 31, 2006 and December 25, 2005, respectively, and the current ratio was 3.6 to 1 and 3.4 to1 for the same respective periods. The primary source of funding is generated from results of operations. Net working capital increased by $282 thousand during fiscal 2006 as a result of operations. Contributing to this was a decrease in accounts receivable of approximately $1.2 million offset by an increase in cash of approximately $1.1 million during this period due to collection efforts. This was offset by an increase in net accrued expenses of $432,000.
Cash Flows
As of December 31, 2006, the Company had total cash resources available of $3.0 million all held in the United States. On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. Throughout 2006 and 2005, the Company was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

Operating cash flows
Operating cash flows for 2006 of approximately $3.1 million are primarily comprised of earnings, $615 thousand of non-cash expenses for depreciation and amortization, and a non-cash deferred income tax benefit of 195 thousand offset by working capital usage of $916 thousand. Days sales outstanding (“DSO”) for 2006 increased to 47 days from 50 days in the prior year. Each one-day increase in DSO approximates a source of $379,000 of working capital.
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
Investing cash flows
Investing cash flows for 2006 of approximately $2.0 million are related to continuing capital expenditures associated with the implementations of both StaffSuite® and Great Plains® as described in the 2005 section immediately below and the move of the corporate headquarters office and its build-out.
Investing cash flows for 2005 of approximately $1.5 million are related to capital expenditures. The reason for the increase is due to the Company entering into a Services Agreement and License & Support Agreement with VCG, Inc. for the installation, maintenance and support of a new front-office system, StaffSuite®, which is utilized in connection with the Company’s commercial and professional staffing operations. In addition, the Company entered into a Professional Services Agreement (including Proposal for Implementation) with IDEAL Consulting, Inc. for the installation of Great Plains® software for use in connection with the Company’s back-office systems, including its corporate accounting, finance, human resources and customer service processes. These two systems replaced its existing management information systems to support future growth of the Company. This implementation of a new management information system has required a significant investment in software, hardware, outside consultant assistance and internal personnel resources.
Investing cash flows for 2004 of $370,000 are related to capital expenditures.
The Company expects the total 2007 capital expenditures to be between $300,000 and $500,000 and to be funded through operating cash flows or through borrowings under the existing revolving line of credit.
Financing cash flows
The net financing cash outflows for 2006, 2005 and 2004 are zero. In 2005, the Company borrowed against the existing line of credit and repaid the line back within the same fiscal year.
The Company believes that a combination of our existing cash balances, other liquid assets, operating cash flows, and existing revolving line of credit, taken together, provide adequate resources to fund ongoing operating requirements, however, our operating cash flow could be impacted by factors outside of our control.

Material Commitments:
The Company’s contractual cash obligations as of December 31, 2006 are summarized in the table below:

	(Amounts in thousands)
	Payable	Payable	Payable	Payable
	during 2007	2008 - 2010	2011 - 2013	after 2013	Total
Operating leases (1)	$1,511	$2,898	$1,042	$—	$5,451

Total	$1,511	$2,898	$1,042	$—	$5,451

(1)	Includes minimum lease payment obligations for equipment and real property leases in effect as of December 31, 2006.
ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
The Company does not believe that its exposure to fluctuations in interest rates is material.

ITEM 8. Financial Statements and Supplemental Data

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders
     of Ablest Inc.:
In our opinion, the accompanying balance sheets and the related statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ablest Inc. at December 31, 2006 and December 25, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 9, 2007

ABLEST INC.
Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2006	December 25, 2005
ASSETS
CURRENT ASSETS
Cash	$3,040	$1,931
Accounts receivable, net	17,564	18,760
Prepaid expenses and other current assets	439	469
Current deferred tax asset	1,323	1,246

Total current assets	22,366	22,406
Property, plant and equipment, net	3,259	1,732
Deferred tax asset	592	863
Goodwill	1,283	1,283
Other assets	64	171

Total assets	$27,564	$26,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$375	$790
Income taxes payable	296	51
Accrued insurance	2,965	2,536
Accrued wages	1,995	2,738
Other current liabilities	566	514

Total current liabilities	6,197	6,629

Other liabilities	261	432

Total liabilities	6,458	7,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at December 31, 2006 and December 25, 2005	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,385,153 and 3,346,877 shares issued and outstanding including shares held in treasury at December 31, 2006 and December 25, 2005, respectively	169	167
Additional paid-in capital	5,636	5,265
Retained earnings	17,411	16,072
Treasury stock at cost; 457,729 shares held at both December 31, 2006 and December 25, 2005	(2,110)	(2,110)

Total stockholders’ equity	21,106	19,394

Total liabilities and stockholders’ equity	$27,564	$26,455

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Income
(Amounts in thousands, except share and per share data)

	For the Fifty-Three Week	For the Fifty-Two Week
	Period Ended	Periods Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Net service revenues	$140,764	$137,457	$116,353
Cost of services	116,326	114,471	97,938

Gross profit	24,438	22,986	18,415

Selling, general and administrative expenses	22,002	19,899	17,043

Operating income	2,436	3,087	1,372

Other:
Interest income (expense), net	29	(7)	1
Miscellaneous income (expense), net	22	(2)	25

Other income (expense)	51	(9)	26

Income from continuing operations before income taxes	2,487	3,078	1,398

Income tax expense	1,148	2,542	515

Net income	$1,339	$536	$883

Basic net income per common share:

Basic net income per common share	$0.47	$0.19	$0.31

Diluted net income per common share:

Diluted net income per common share	$0.45	$0.18	$0.30

Weighted average number of common shares in computing net income per common share
Basic	2,877,546	2,861,097	2,839,272

Diluted	2,959,968	2,922,981	2,921,853

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Stockholders’ Equity
(Amounts in thousands)

		Additional			Total
	Common	paid-in	Retained	Treasury	stockholders’
	stock	capital	earnings	stock	equity

Balance at December 28, 2003	$165	$5,018	$14,653	$(2,110)	$17,726

Net income	—	—	883	—	883
Restricted stock plan	1	86	—	—	87
Executive stock awards plan	1	68	—	—	69

Balance at December 26, 2004	$167	$5,172	$15,536	$(2,110)	$18,765

Net income	—	—	536	—	536
Restricted stock plan	—	93	—	—	93

Balance at December 25, 2005	$167	$5,265	$16,072	$(2,110)	$19,394

Net income	—	—	1,339	—	1,339
Restricted stock plan	1	244	—	—	245
Executive stock awards plan	1	115	—		116
Director’s restricted stock plan		12			12

Balance at December 31, 2006	$169	$5,636	$17,411	$(2,110)	$21,106

See accompanying Notes to Financial Statements.

ABLEST INC.
Statements of Cash Flows
(Amounts in thousands)

	For the Fifty-Three Week	For the Fifty-Two Week
	Period Ended	Periods Ended
	December 31, 2006	December 25, 2005	December 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,339	$536	$883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	615	336	461
Stock compensation	—	461	273
Gain on disposal of property and equipment	10	2	13
Deferred income taxes	194	2,467	428
Change in income taxes payable	245	8	43
Changes in assets and liabilities (next page)	858	(1,709)	(1,988)

Net cash provided by operating activities	3,261	2,101	113

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,152)	(1,527)	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	1,000	—
Repayment of short-term borrowings	—	(1,000)	—

Net cash provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash	1,109	574	(257)

NET INCREASE (DECREASE) IN CASH	1,109	574	(257)

CASH BEGINNING OF PERIOD	1,931	1,357	1,614

CASH END OF PERIOD	$3,040	$1,931	$1,357

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Cash Flows, continued
(Amounts in thousands)

	For the Fifty-Three Week	For the Fifty-Two Week
	Period Ended	Periods Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$1,196	$(1,977)	$(3,005)
Prepaid expenses and other current assets	30	(309)	53
Other assets	107	(131)	(1)
Accounts payable	(415)	455	9
Accrued insurance	429	(533)	—
Accrued wages	(743)	749	—
Other current liabilities	52	89	928
Other liabilities	202	(52)	28

Total change in assets and liabilities providing (using) cash	$858	$(1,709)	$(1,988)

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$1	$1	$1
Income Taxes	508	28	28

	$509	$29	$29

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Financial Statements
1. Description of Business
Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 61 company-owned service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, light industrial, information technology, and finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis and internal auditing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.
2. Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.
Fiscal Years
The Company’s fiscal year ends on the last Sunday of December. The financial statements include 53 weeks for the year ended December 31, 2006 and 52 weeks for the years ended December 25, 2005 and December 26, 2004.
Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents at December 31, 2006 and December 25, 2005.
Revenue Recognition
The Company’s revenues are derived from providing staffing services to its customers. Substantially all revenue is billed on a direct cost plus markup basis. Revenue is recognized at the time the service is performed. In addition, the Company bills revenues under piecework contracts and permanent placement services. Piecework contracts are billed to the customer on a cost per unit basis versus an hourly basis. Revenue from piecework contracts is recognized at the time service is performed. Permanent placement services are fee-based services to recruit and fill regular staff positions for customers. Revenue from permanent placement services is recognized when a candidate begins full-time employment
Property and Equipment
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
Expenditures for maintenance and repairs are charged to expense as incurred. Additions and major replacements or betterments that increase capacity or extend useful lives are added to the cost of the asset. Upon sale or retirement of the asset, the cost and accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in other income (expense), net in the accompanying statements of income. During the fiscal years 2006 and 2005, the Company did not

ABLEST INC.
Notes to Financial Statements, continued
write off any material assets that were no longer utilized.
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
Goodwill and Other Intangible Assets
The Company follows Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company screened for impairment during the fourth fiscal quarter of 2006, 2005 and 2004 and found no instances of impairment of its recorded goodwill.
Concentration of Credit Risk
The Company is subject to credit risk primarily due to a concentration of revenue derived from its relationship with one major customer, which contributed 12.1%, 9.3%, and 6.2% of total revenue for the fiscal years ended December 31, 2006, December 25, 2005, and December 26, 2004, respectively.
Impairment of Long-Lived Assets
The Company follows Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the Company for the fiscal

ABLEST INC.
Notes to Financial Statements, continued
years ended 2006, 2005 or 2004.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $257,000, $192,000, and $155,000 for the fiscal years 2006, 2005, 2004, respectively.
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
Stock Option Plans
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock – Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Effective

ABLEST INC.
Notes to Financial Statements, continued
January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. There was no share-based compensation expense recorded in fiscal year 2006.
The Company did not recognize share-based compensation related to options for the years ended December 31, 2005 and 2004. The exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of the grant per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to January 1, 2006, the Company followed SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No.148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The Company accounted for share-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. The fair value for each option grant was estimated under SFAS No. 123 using the Black-Scholes pricing model.
Segment Reporting
At December 31, 2006 and December 25, 2005, the Company has one reportable segment.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash, receivables, accounts payable and accrued liabilities, approximate the fair value because of their short maturities.
Recent Accounting Pronouncements
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
In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements certain tax provisions

ABLEST INC.
Notes to Financial Statements, continued
taken or expected to be taken in a tax return in accordance with SFAS No. 109 “Accounting for Income Taxes.” Tax positions must meet a more-than-likely-than-not threshold at the effective date to be recognized upon adoption on FIN 48 and in subsequent periods. The accounting provisions of FIN 48 will be effective for the Company beginning in fiscal year 2007. The Company has completed its evaluation and does not expect the provisions to have a material impact on the Company’s financial position or results of operations.
In September 2006, FASB issued FAS 157 “Fair Value Measurements” (“FAS 157”). FAS 157 established a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. The accounting provisions of FAS 157 will be effective for the Company beginning in fiscal year 2008. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations but does not expect the provision to have a material impact.
In September 2006, FASB issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 will be effective for the Company beginning in fiscal year 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations but does not expect the provision to have a material impact.
In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported financial statements to conform to the financial statement presentation of the current period.
3. Allowance for Doubtful Accounts
The following table sets forth the allowance for doubtful accounts roll-forward for the past two fiscal years.

(Amounts in thousands)	December 31, 2006	December 25, 2005
Balance, beginning of year	$275	$285
Additions charged to cost and expense	266	97
Accounts receivable written-off	(266)	(107)

Balance, end of year	$275	$275

4. Property and Equipment
The following is a summary of property and equipment:

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands)	December 31, 2006	December 25, 2005
Office furniture and equipment	$7,620	$6,535
Leasehold improvements	945	402

	$8,565	$6,937
less: Accumulated depreciation	(5,306)	(5,205)

	$3,259	$1,732

Depreciation expense for the years ended December 31, 2006, December 25, 2005, and December 26, 2004 was approximately $615,000, $336,000, and $461,000 respectively.
5. Goodwill
Effective in 2002, the Company adopted SFAS No.142 “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. During fiscal years 2006, 2005 and 2004, the Company performed tests for impairment, in accordance with the standard, and found no instance of such.
6. Accrued Expenses and Other Current Liabilities
A summary of accrued expenses and other current liabilities follows:

(Amounts in thousands)	December 31, 2006	December 25, 2005
Payroll and other compensation	$1,995	$2,738
Insurance	2,965	2,536
Other	566	514

Accured expenses and other current liabilities	$5,526	$5,788

The Company provides workers compensation insurance and contracts its claims administration with an independent third-party carrier. Each annual contract covers all workers’ compensation claim costs greater than a specified deductible amount on a per occurrence basis. The Company is self-insured for its deductible liability ($250,000 per individual claim for fiscal years 2005 and 2004 and $500,000 per incident for all subsequent periods). The carrier is responsible for incremental losses in excess of the applicable deductible amount.
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
7. Indebtedness
On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders

ABLEST INC.
Notes to Financial Statements, continued
Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the fourth quarter of 2005, the Company had $1,000,000 in borrowings against the Facility and subsequently paid all of the borrowings back within this same quarter. During this time and throughout 2006 and 2005, the Company was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.
8. Stock Option Plans
The Company had reserved 100,000 common shares for issuance in conjunction with its 2000 Independent Directors’ Stock Option Plan, (the “Directors’ Plan”). The purpose of the Directors’ Plan was to strengthen the alignment of interest between the independent directors and the stockholders of Ablest Inc. through increased ownership by the independent directors of the Company’s common stock. The Directors’ Plan provided for the granting of options to purchase 6,000 shares of common stock on the date of the respective directors’ election to the Board of Directors (the “Board”) and for the granting of options to purchase 1,500 common shares each time director was re-elected to the Board. The price per share deliverable upon exercise was equal to 100% of the fair market value of the shares on the date the option was granted. The initial grant of options to purchase 6,000 common shares was exercisable in three equal, annual installments on the first, second and third anniversary of the grant thereof. All subsequent grants were exercisable on the first anniversary of the grant thereof. The term of each grant was 10 years from the date it was granted.
A summary of stock option activity for the Director’s Plan follows:

Outstanding at December 26, 2004	48,000	$5.16

Granted	6,000	6.88

Outstanding at December 25, 2005	54,000	$5.38

Granted	—	—

Outstanding at December 31, 2006	54,000	$5.38

At December 31, 2006, the range of exercise prices for options issued under the Director’s Plan was $4.10 to $8.00, and the weighted average contractual life of the options was 5.04 years. In 2006, this Plan was terminated and replaced with the 2006 Directors’ Plan (see footnote 9). This termination did not effect any outstanding options under the 2000 Directors’ Plan and all such options will continue to remain outstanding and be governed by the 2000 Directors’ Plan. All options under the 2000 Directors’ Plan are fully vested.
In August 2000, the Board approved the Ablest Inc. Option to Ownership Program, (the “Program”). The

ABLEST INC.
Notes to Financial Statements, continued
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
The Company had reserved 375,000 common shares for issuance in conjunction with its 1991 Stock Option Plan (the “Plan”). The Plan provided for the granting of incentive stock options and/or non-qualified options to officers and key employees to purchase shares of common stock at a price not less than the fair market value of the stock on the dates options were granted. Such options were exercisable at such time or times as may be determined by the Compensation Committee of the Board and generally expired no more than ten years after grant. Options vest and became fully exercisable six months after the grant date. In the year ended December 31, 2000, 58,336 options were converted to common shares under the Option to Ownership Program. As of December 31, 2006, all remaining options had expired and under a 2006 amendment, no future options will be granted or issued under the plan.

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding at December 28, 2003	24,000	$7.48

Canceled or expired	(18,000)	7.78

Outstanding at December 26, 2004	6,000	$6.94

Canceled or expired	6,000	6.94

Outstanding at December 31, 2006 and December 25, 2005	—	$—

Options exercisable at December 31, 2006	—	$—

9. Incentive Plans
In 2002, the Company implemented a Restricted Stock Plan (“the Plan”), the purpose of the Plan is to promote the long-term growth and profitability of the Company by providing executive officers and certain other key employees of the Company with incentive to improve stockholder values, contribute to the success of the Company and enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility. An aggregate of 250,000 shares of common stock of the Company (hereinafter the “shares”) may be issued pursuant to the Plan. The maximum number of restricted shares that may be granted to any single individual in any one calendar year shall not exceed 25,000 shares. With respect to each grant of

ABLEST INC.
Notes to Financial Statements, continued
restricted shares under the Plan, one-third of the subject shares will become fully vested on the first anniversary of the date of grant, another one-third of the subject shares will become vested on the second anniversary of the date of grant, and the final one-third of the subject shares will become vested on the third anniversary of the date of grant. The Plan commenced effective the first day of fiscal 2002, and received approval by the holders of a majority of the Company’s outstanding common stock in fiscal 2002. Unless previously terminated, the Plan shall terminate at the close of business on the last day of fiscal year 2006. In fiscal 2004, the Company expensed $117,400 for approximately 16,000 shares. In 2005, the Company expensed $245,000 for approximately 27,000 shares. In 2006, the Company recorded no expense as there were no restricted stock plan shares earned.
In 2004, the Company implemented an Executive Stock Awards Plan. The purpose of which is to promote the long-term growth and profitability of the Company by providing executive officers with incentives to improve stockholder value and contribute to the success of the Company. An aggregate of 135,000 shares of common stock of the Company may be issued, with the maximum number issued to any single individual in a calendar year capped at 30,000 shares. The Executive Stock Awards Plan provides for an initial grant of shares, effective as of January 1, 2004 and subsequent grants for 2004, 2005 and 2006 subject to performance targets set for each year by the Compensation Committee. Shares will vest on January 1 of the year following the grant. During 2004, the Company expensed $69,000 for 13,500 restricted shares earned by executive officers pursuant to initial granting of shares. No subsequent grants were awarded for fiscal 2004. During 2005, the Company expensed $121,500 for approximately 13,500 restricted shares earned by executive officers. During 2006, the Company recorded no expense as there were no executive stock awards.
In 2006, the Company approved and implemented the 2006 Director’s Plan. The purpose of the 2006 Directors’ Plan is to strengthen the alignment of interests between the members of the Board of Directors who are not employees or officers of the Company (each, a “non-employee Director”) and the stockholders of the company through the increased ownership by the company’s non-employee Directors of the Company’s common stock. An aggregate of 46,000 shares of common stock are reserved for this Plan. Under this new plan, initial awards to Independent Directors upon first election to the Board of Directors will be grants of 1,000 restricted shares of the Company’s common stock and re-election awards will be grants of 250 restricted shares of the Company’s common stock under the 2006 Director’s Plan. Under the current 2006 Director’s Plan, any non-employee Director shall be a participant in the 2006 Director’s Plan.
10. Income Taxes
The components and allocation of the total provision for income tax (benefit) expense are as follows:

(Amounts in thousands)	December 31, 2006	December 25, 2005	December 26, 2004
Income tax expense:
Federal, current	$756	$2,271	$459
Federal, deferred	178	—	—
State, current	198	7	(30)
State, deferred	16	264	86

Total tax expense	$1,148	$2,542	$515

Actual income taxes differ from the “expected” taxes (computed by applying the U.S. Federal corporate tax rate of 34% to (loss) earnings before income taxes) as follows:

ABLEST INC.
Notes to Financial Statements, continued

(Amounts in thousands)	December 31, 2006	December 25, 2005	December 26, 2004
Computed expected tax expense:	$851	$1,047	$475

Adjustments resulting from:
State tax, net of Federal tax benefit	$99	$122	$55
Meals and entertainment	31	45	32
Change in estimate for tax benefit, other	168	179	(563)
Change in estimate for tax benefit (IRS Audit)	—	1,149	—
Valuation allowance	—	—	—

Total expected tax expense	$1,148	$2,542	$(0)

Effective tax rate	46.2%	82.6%	36.8%

The tax effects of temporary differences that give rise to the aggregate deferred tax assets and liabilities are as follows:

(Amounts in thousands)	December 31, 2006	December 25, 2005
Deferred tax assets and liabilities:
Allowance for doubtful accounts	$104	$104
Accrued insurance expense	1,108	919
Accumulated depreciation of property and equipment	(42)	63
Accumulated amortization of other assets	566	625
AMT Tax Paid	—	142
Other	179	256

Net deferred tax assets	$1,915	$2,109

The effective tax rate for fiscal 2006 is 46.2%. The Internal Revenue Service (the “IRS”) has completed and closed its examinations of the Company’s tax returns for all years through 2003. In connection with these examinations, in January 2006, the IRS issued the Company an assessment related to the previously filed 2001 tax return, which disallowed $3,114,000 of net operating loss (“NOL”) carryfowards. These NOLs represented $1,182,000 of the Company’s deferred tax assets, and were derived from the 2000 sale of the industrial maintenance business. Therefore, the effective tax rate for fiscal 2005 was 82.6%, which resulted in tax expense of $2,542,000. The Company has notified the IRS of their acceptance of the IRS findings and received the final IRS ruling letter. As a result of this ruling, the Company has reduced the deferred tax asset to reflect this settlement and has exhausted the deferred tax asset related to the sale. However, this adjustment did not impact revenues or operating expenses for 2005 and resulted in no cash impact for the 2005 fiscal year. Accordingly, for future periods, the Company anticipates that cash outlays will occur for income tax purposes.
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

ABLEST INC.
Notes to Financial Statements, continued
11. Employee Benefit Plans
The Company maintains a qualified defined contribution plan covering all employees in the United States. The Company matches the contributions of participating employees, with a maximum contribution limit, on the basis of the percentages specified in the plan. The matching contributions were approximately $245,000, $207,000 and $183,000 for the years ended December 31, 2006, December 25, 2005, and December 26, 2004, respectively.
12. Lease Commitments
The Company occupies certain facilities under non-cancelable operating lease arrangements. Expenses under such arrangements amounted to approximately $1,469,000, $1,370,000, and $1,288,000 for the years ended December 31, 2006, December 25, 2005, and December 26, 2004, respectively.
In addition, the Company leases certain automotive and office equipment under non-cancelable operating lease arrangements, which provide for minimum monthly rental payments. Expenses under such arrangements amounted to approximately $211,000, $137,000, and $133,000 for the years ended December 31, 2006, December 25, 2005, and December 26, 2004, respectively.
Management expects that in the normal course of its continuing operations, new leases will replace leases that expire. Real estate taxes, insurance and maintenance expenses are obligations of the Company. A summary of future minimum operating lease payments for continuing operations at December 31, 2006 follows:

	(Amounts in thousands)
Year	Real Property	Equipment	Total
2007	$969	$59	$1,028
2008	701	13	714
2009	565	—	565
2010	485	—	485
2011	323	—	323
Thereafter	406	—	406

Total	$3,449	$72	$3,521

13. Contingencies
The Company is subject, from time to time, to claims encountered in the normal course of business. In the opinion of management, the resolution of all pending matters will not have a material adverse effect on the Company’s financial condition or liquidity.
The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers’ compensation and a general umbrella policy. The Company is self-insured for general liability and workers’ compensation. Accruals for losses are made based on the Company’s claims experience and actuarial assumptions followed in the insurance industry. Management believes that the amount accrued is adequate to cover all known and unreported claims at December 31, 2006. Actual losses could differ from accrued amounts.

14. Subsequent Events
As previously reported, on January 18, 2007, the Company’s Board of Directors received a proposal from certain existing investors, including Charles H. Heist, III, the Company’s Chairman of the Board, Kurt R. Moore, the Company’s President and Chief Executive Officer, The Burton Partnership (QP), Limited Partnership and The Burton Partnership, Limited Partnership, to acquire all of the Company’s publicly held common stock for $7.50 per share in cash.
The Company’s Board of Directors formed a Special Committee of four independent directors to review and evaluate the foregoing proposal and any strategic alternatives to the proposal that may be available to the Company. Subsequent to the Company’s public announcement of receipt of the foregoing buyout proposal, the Special Committee received an indication of interest from a potential third-party acquirer. The Special Committee has not made a determination whether either proposed transaction is in the best interests of the Company and its stockholders or whether the Company should pursue any other available strategic alternatives. The Special Committee continues to evaluate the foregoing proposals, as well as other strategic alternatives for the Company. Accordingly, no assurances can be given as to whether any particular strategic alternative will be pursued or implemented. The Special Committee currently does not intend to make any further public announcements regarding its review of possible strategic alternatives until its evaluation process has been completed. See also “Item 3. Legal Proceedings.”
The Company understands that on March 5, 2007, David Ryman, an alleged shareholder of the Company, filed a lawsuit against the Company, certain Company directors and officers, and other parties, on behalf of a putative class of the Company’s “public shareholders.” The litigation is pending in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida. The Company has not been advised that any defendant has been served with the Complaint. The litigation relates to the Company’s January 23, 2007 announcement that: (i) certain existing investors, including Charles H. Heist, III, the Company’s Chairman of the Board, Kurt R. Moore, the Company’s President and Chief Executive Officer, and two partnerships that own Company shares, have presented the Company with a proposal to acquire all of the Company’s publicly held common stock; and (ii) the Company’s Board of Directors has formed a Special Committee of four independent directors to review and evaluate the proposal, as well as other strategic alternatives for the Company . In his Complaint, the plaintiff seeks: (i) an order enjoining the defendants from proceeding with, consummating or closing the proposed transaction; (ii) in the event that the transaction is closed, an order rescinding the transaction or awarding damages; and (iii) an award of attorney’s fees, expert’s fees and costs. The Company believes that the claims being made in the foregoing litigation are without merit and, if such litigation proceeds, it intends to vigorously defend against such claims.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the annual report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period covered by this annual report filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
During the last fiscal year, there have not been any changes in the Company’s internal controls over financial reporting or in other factors to the Company’s knowledge that could materially affect, or is reasonably likely to materially affect the internal control over financial reporting, including any corrective action with regard to significant deficiencies and material weaknesses. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.
ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance of the Registrant
The information in response to this item is hereby incorporated by reference to the information under the caption “Nominees for Directors” presented in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in response to this item is hereby incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” presented in the Company’s Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information in response to this item is hereby incorporated by reference to the information under the caption “Certain Transactions” presented in the Company’s Proxy Statement.
ITEM 14. Principal Accountants Fees and Services
The information required by this item is incorporated by reference to the section entitled “Principal Accountants Fees and Services” in the Proxy Statement.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

See Index to Financial Statements on page 20.

(2)	Supplemental Schedules

Schedule II – Valuation and Qualifying Accounts
All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger between C. H. Heist Corp. and Ablest Inc. dated February 4, 2000. (1)

2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (2)

3.1	Certificate of Incorporation of the Company. (2)

3.2	By-laws of the Registrant. (2)

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (1)

10.2	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company. (3)

10.3	Modification Agreement dated August 2, 2005 between Manufacturers and Traders Trust Company and Ablest Inc.(10)

Exhibit
Number	Exhibit

10.4	Independent Directors Stock Option Plan adopted May 14, 2000.*(2)

10.5	Option to Ownership Plan adopted October 9, 2000.*(2)

10.6	Executive Stock Awards Plan.*(4)

10.7	2002 Restricted Stock Plan* (8)

10.8	Employment agreement with Charles H. Heist III, Chairman, dated January 1, 2004.*(5)

10.9	Employment agreement with W. David Foster, Vice Chairman, dated January 1, 2004.*(5)

10.10	Employment agreement with Kurt R. Moore, President and Chief Executive Officer, dated January 1, 2004.*(5)

10.11	Employment agreement with Vincent J. Lombardo, Vice President and Chief Financial Officer, dated January 1, 2004.*(5)

10.12	Settlement agreement and Complete and Permanent Release, dated September 22, 2005, between Vincent J. Lombardo and Ablest Inc.* (6)

10.13	VCG Services Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc.(7)

10.14	VCG License and Support Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc.(7)

10.15	Professional Services Agreement (including Proposal for Great Plains Implementation), dated September 30, 2005, between IDEAL Consulting, Inc. and Ablest Inc.(7)

10.16	Summary of Compensation Payable to Non-Employee Directors(9)

14	Code of Ethics for Senior Financial Officers. (5)

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to item 15(b) of this report.

(1)	Filed as Exhibit to the Registrant’s Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended September 28, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Form S-8 filed January 12, 2004 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 28, 2003 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated September 26, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated October 5, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Form DEF 14A dated April 28, 2003 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated November 9, 2005 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended June 26, 2005 and incorporated herein by reference.

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

Date: March 12, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

ABLEST INC.

/s/ Charles H. Heist	/s/ Ronald K. Leirvik

Charles H. Heist	Ronald K. Leirvik
Chairman of the Board,	Director
Director

/s/ W. David Foster	/s/ Donna R. Moore

W. David Foster	Donna R. Moore
Director	Director

/s/ Kurt R. Moore	/s/ Richard W. Roberson

Kurt R. Moore	Richard W. Roberson
President and Chief Executive Officer,	Director
Director (Principal Executive Officer)

/s/ Charles E. Scharlau

Charles E. Scharlau
Director
March 12, 2007

Report of Independent Registered Certified Public Accounting Firm on Financial Statement Schedule
To the Board of Directors and Stockholders
of Ablest Inc.:
Our audits of the financial statements referred to in our report dated March 9, 2007 appearing in the December 31, 2006 Annual Report to Stockholders of Ablest Inc. (which report and financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.
/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 9, 2007

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Periods Ended December 31, 2006, December 25, 2005 and December 26, 2004

		Additions			Balance at
	Balance at beginning of	charged to	Additions charged to		end of
(Amounts in thousands)	the period	costs and expense	other accounts	Deductions	the period
Period Ended December 31, 2006
Allowance for doubtful accounts	$275	266	—	266	275

Period Ended December 25, 2005
Allowance for doubtful accounts	$285	97	—	107	275

Period Ended December 26, 2004
Allowance for doubtful accounts	$246	257	—	218	285