Form 10-K/A
period 2006-12-31
ABLEST INC
filed 2007-04-25
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to include certain information that was omitted from Part III of the Annual Report on Form 10-K because it was incorporated by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. Because the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report. This Amendment No. 1 contains the information that was previously omitted from Part III of the Annual Report.
This amended Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Form 10-K, except as required to reflect the additional information included in Part III of this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the original Form 10-K and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-K/A and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

PART I
ITEM 1. Business
References in this document to “the Registrant,” “Company”, “Ablest”, “we”, “our”, or “us” refer to Ablest Inc., except where the context otherwise requires.
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

Company-Owned Offices
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
Equity Compensation Plan Information
Information regarding our equity compensation plans can be found in Item 12 of Part III of this Annual Report.
Performance Graph
The following stock performance graph presented on the following page compares the common stock of the company to the Standard and Poors 500 Index (a broad market index) and a peer group index for the five years ended December 31, 2006. The graph assumed an investment of $100 on December 31, 2001 in stock or index, including any dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ablest Inc., The S & P 500 Index
And A Peer Group

*	$ 100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
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
		(Amounts in thousands)
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
/s/ PricewaterhouseCoopers LLP
Tampa, Florida
March 9, 2007

ABLEST INC.
Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2006	December 25, 2005
ASSETS
CURRENT ASSETS
Cash	$3,040	$1,931
Accounts receivable, net	17,564	18,760
Prepaid expenses and other current assets	439	469
Current deferred tax asset	1,323	1,246

Total current assets	22,366	22,406

Property, plant and equipment, net	3,259	1,732
Deferred tax asset	592	863
Goodwill	1,283	1,283
Other assets	64	171

Total assets	$27,564	$26,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$375	$790
Income taxes payable	296	51
Accrued insurance	2,965	2,536
Accrued wages	1,995	2,738
Other current liabilities	566	514

Total current liabilities	6,197	6,629

Other liabilities	261	432

Total liabilities	6,458	7,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized , none issued or outstanding at December 31, 2006 and December 25, 2005	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,385,153 and 3,346,877 shares issued and outstanding including shares held in treasury at December 31, 2006 and December 25, 2005, respectively	169	167
Additional paid-in capital	5,636	5,265
Retained earnings	17,411	16,072
Treasury stock at cost; 457,729 shares held at both December 31, 2006 and December 25, 2005	(2,110)	(2,110)

Total stockholders’ equity	21,106	19,394

Total liabilities and stockholders’ equity	$27,564	$26,455

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Income
(Amounts in thousands, except share and per share data)

	For the Fifty-Three Week	For the Fifty-Two Week
	Period Ended	Period Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Net service revenues	$140,764	$137,457	$116,353
Cost of services	116,326	114,471	97,938

Gross profit	24,438	22,986	18,415

Selling, general and administrative expenses	22,002	19,899	17,043

Operating income	2,436	3,087	1,372

Other:
Interest income (expense), net	29	(7)	1
Miscellaneous income (expense), net	22	(2)	25

Other income (expense)	51	(9)	26

Income from continuing operations before income taxes	2,487	3,078	1,398

Income tax expense	1,148	2,542	515

Net income	$1,339	$536	$883

Basic net income per common share:

Basic net income per common share	$0.47	$0.19	$0.31

Diluted net income per common share:

Diluted net income per common share	$0.45	$0.18	$0.30

Weighted average number of common shares in computing net income per common share
Basic	2,877,546	2,861,097	2,839,272

Diluted	2,959,968	2,922,981	2,921,853

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

See accompanying Notes to Financial Statements.

ABLEST INC.
Statements of Cash Flows
(Amounts in thousands)

	For the Fifty-Three Week	For the Fifty-Two Week
	Periods Ended	Periods Ended
	December 31, 2006	December 25, 2005	December 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,339	$536	$883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	615	336	461
Stock compensation	—	461	273
Gain on disposal of property and equipment	10	2	13
Deferred income taxes	194	2,467	428
Change in income taxes payable	245	8	43
Changes in assets and liabilities (next page)	858	(1,709)	(1,988)

Net cash provided by operating activities	3,261	2,101	113

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,152)	(1,527)	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	1,000	—
Repayment of short-term borrowings	—	(1,000)	—

Net cash provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash	1,109	574	(257)

NET INCREASE (DECREASE) IN CASH	1,109	574	(257)

CASH BEGINNING OF PERIOD	1,931	1,357	1,614

CASH END OF PERIOD	$3,040	$1,931	$1,357

See accompanying Notes to Financial Statements

ABLEST INC.
Statements of Cash Flows, continued
(Amounts in thousands)

	For the Fifty-Three Week	For the Fifty-Two Week
	Periods Ended	Periods Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$1,196	$(1,977)	$(3,005)
Prepaid expenses and other current assets	30	(309)	53
Other assets	107	(131)	(1)
Accounts payable	(415)	455	9
Accrued insurance	429	(533)	—
Accrued wages	(743)	749	—
Other current liabilities	52	89	928
Other liabilities	202	(52)	28

Total change in assets and liabilities providing (using) cash	$858	$(1,709)	$(1,988)

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$1	$1	$1
Income Taxes	508	28	28

	$509	$29	$29

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
Expenditures for maintenance and repairs are charged to expense as incurred. Additions and major replacements or betterments that increase capacity or extend useful lives are added to the cost of the asset. Upon sale or retirement of the asset, the cost and accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in other income (expense), net in the

ABLEST INC.
Notes to Financial Statements, continued
accompanying statements of income. During the fiscal years 2006 and 2005, the Company did not write off any material assets that were no longer utilized.
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
Impairment of Long-Lived Assets
The Company follows Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a Company to review long-

ABLEST INC.
Notes to Financial Statements, continued
lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the Company for the fiscal years ended 2006, 2005 or 2004.
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
Stock Option Plans
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of the grant if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) “Accounting for Stock – Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by

ABLEST INC.
Notes to Financial Statements, continued
SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. There was no share-based compensation expense recorded in fiscal year 2006.
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

ABLEST INC.
Notes to Financial Statements, continued
In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements certain tax provisions taken or expected to be taken in a tax return in accordance with SFAS No. 109 “Accounting for Income Taxes.” Tax positions must meet a more-than-likely-than-not threshold at the effective date to be recognized upon adoption on FIN 48 and in subsequent periods. The accounting provisions of FIN 48 will be effective for the Company beginning in fiscal year 2007. The Company has completed its evaluation and does not expect the provisions to have a material impact on the Company’s financial position or results of operations.
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

ABLEST INC.
Notes to Financial Statements, continued
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

ABLEST INC.
Notes to Financial Statements, continued
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

ABLEST INC.
Notes to Financial Statements, continued
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
ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance of the Registrant
Directors and Executive Officers of the Company
The table below sets forth certain information about each of the Company’s directors and executive officers.

			First Became
Name	Principal Occupation	Age	a Director

Charles H. Heist	Chairman of the Board of Directors	56	1978

Kurt R. Moore	President and Chief Executive Officer	47	2003

W. David Foster	Former Vice Chairman of the Board of Directors	72	1997

Charles E. Scharlau	Attorney and Consultant	79	1980

Ronald K. Leirvik	Chairman of RKL Enterprises	69	1996

Donna R. Moore	Chief Executive Officer of Fitniks International, Inc.	67	1996

Richard W. Roberson	President of Sand Dollar Partners, Inc.	60	1997

John Horan	Vice President and Chief Financial Officer	45

Nolan B. Gardner	Vice President – Human Resource	37

Mr. Heist is Chairman of the Board of Directors of the Company and has been since 1988. From 1983 until 1997, he served as President, and from 1988 until March 2000, he was also Chief Executive Officer of the Company. In over 30 years with the Company, he has held a variety of other management positions.
Mr. Moore is President and Chief Executive Officer of the Company and has been since January 1, 2004. From 2000 to 2003, he served as President and Chief Operating Officer of the Company, from 1996 to 2000, he was Executive Vice President of the Company, and from 1991 to 1996, he was Vice President of the Company.
Mr. Foster had been Vice Chairman of the Board of Directors since 2004. Until his retirement on March 31, 2006, he also served as the Company’s Secretary. From 2000 to 2003, he served as the Company’s Chief Executive Officer, and from 1997 to 2000, he was the Company’s President and Chief Operating Officer. In over 30 years with the Company, he has held a variety of other management positions.
Mr. Scharlau is of counsel with the law firm of Connor and Winters, PLLC, a position he has held since 1999. He is the former Chief Executive Officer and Chairman of the Board of Southwestern Energy Company and Arkansas Western Gas Company. He serves on the Board of Directors of Southwestern Energy Company and is past Chairman and past member of the Board of Trustees of the University of Arkansas System. He is also a member of the Board and Executive Committee of the University of Arkansas Foundation.
Mr. Leirvik is Founder and Chairman of RKL Enterprises, a position he has held since 1995, which invests in and manages manufacturing and distribution companies. He is the former President, Chief Executive Officer and a Director of RB&W Corporation and Executive Vice President and General Manager of Moen, Inc. Mr. Leirvik is also Chairman of the Boards of Directors of Willow Hill Industries, Inc., C.E. White Corporation, and Conneaut Leather LLC.
Ms. Moore is Founder and CEO of Fitniks International, Inc., a franchisor of children’s fitness clubs. She was an independent consultant from 2001 to 2004 and was the President and Chief Executive Officer of Hit or Miss, Inc. from 1999 to 2001. Ms, Moore was previously Chairman and Chief Executive Officer of Discovery Zone, Inc., President and Chief Executive Officer of Motherhood Maternity, and President – North American Division of Laura Ashley, Inc. and Senior Vice-President of Walt Disney Company – The Disney Stores.
Mr. Roberson is President of Sand Dollar Partners, Inc., an investment firm, a position he has held since 1998.
Mr. Horan joined the Company as Vice President and Chief Financial Officer on May 15, 2006. Mr. Horan was previously with Certegy (formerly Equifax) from 1998 to 2006 as Vice President. From 1986 to 1998 he was with Salomon Brothers Inc., where he was Vice President – Emerging Markets.
Mr. Gardner is Vice President – Human Resources and has been since November 5, 2004. Mr. Gardner served as Director of Human Resources from 2000-2004. Since joining the Company in 1994, his positions have included Human Resources Manager and Corporate Trainer.
Audit Committee
The Company has a separately-designated standing Audit Committee, which consists of Messrs. Roberson, Leirvik and Scharlau. The Board has determined that Richard W. Roberson qualifies as an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. Mr. Roberson is also independent under Section 121A of the American Stock Exchange (“AmEx”) Company Guide, and meets the additional independence standards set forth by Rule 10A-3 under the Securities Exchange Act of 1934 and Section 121B of the AmEx Company Guide.

Code of Ethics
The Company has adopted a code of ethics applicable to its principal executive officer and its principal financial and accounting officer, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder, and the American Stock Exchange rules. The code of ethics is available on the Company’s website at www.ablest.com. In the event that the Company makes any changes to, or provides any waivers from, the provisions of its code of ethics, the Company intends to disclose these events on its website or in a report on Form 8-K within four business days of such event.
Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, the Company’s Directors, its executive officers, and any persons holding more than 10% of its common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report in this Annual Report any failure to file by these dates during 2006. Based solely on the Company’s review of the copies of such reports received by it from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were met, except as follows: Donald W. Burton, a 10% stockholder of the Company, failed to timely file one report on Form 4 reporting two transactions, which was reported late on Form 4; Victoria Hall, a 10% stockholder of the Company, failed to timely file 4 reports on Form 4 reporting 14 transactions, which were reported late on Form 4; W. David Foster, a Director of the Company, failed to timely file one report on Form 4 reporting one transaction, which was reported late on Form 4; Ronald Leirvik, a Director of the Company, failed to timely file one report on Form 4 reporting one transaction, which was reported late on Form 4; Richard W. Roberson, a Director of the Company, failed to timely file one report on Form 4 reporting one transaction, which was reported late on Form 4; Charles E. Scharlau, a Director of the Company, failed to timely file one report on Form 4 reporting one transaction, which was reported late on Form 4; Donna R. Moore, a Director of the Company, failed to timely file one report on Form 4 reporting one transaction, which was reported late on Form 4; and John Horan, a Vice President of the Company, failed to timely file one report on Form 3, which was reported late on Form 3.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Executive Compensation Philosophy
The primary objectives of the Compensation Committee of our board of directors with respect to executive compensation are to attract, motivate and retain the best executive talent available to us and to align our executive compensation structure with shareholder value creation. To achieve these objectives, the Compensation Committee has established an incentive system based on performance and benchmarked against an established peer group in which long-term continued improvement in pre-tax profit is the goal. More specifically, the Compensation Committee believes that executive compensation should:

♦	help attract and retain the most qualified individuals by being competitive with compensation paid to persons having similar responsibilities and duties in other companies in the same and closely related businesses;

♦	relate to the value created for shareholders by being directly tied to financial performance and condition of the Company and the particular executive officers contribution thereto;

♦	motivate and reward individuals who help the Company achieve its short-term and long-term objectives and thereby contribute significantly to the success of the Company; and

♦	reflect the qualifications, skills, experience, and responsibilities of the particular executive officer.
Role of the Compensation Committee
The Compensation Committee is responsible for:

♦	Determining, approving and recommending to the Board the compensation of the Company’s Chief Executive Officer (the “CEO”);

♦	making recommendations to the board with respect to executive compensation for non-CEO executive officers, incentive compensation for executives and equity-based plans that are subject to board approval.
Through this process, the Committee looks at all aspect of compensation including a detailed analysis of a tally sheet, resulting in a thorough accumulated wealth analysis for the Named Executive Officers (as defined below) of the Company. The Named Executive Officers of the Company are Mr. Kurt R. Moore (President and Chief Executive Officer), Mr. John Horan (Vice President – Chief Financial Officer), Mr. Charles H. Heist (Chairman of the Board), Mr. Nolan B. Gardner (Vice President – Human Resources), and Mr. W. David Foster (former Vice-Chairman of the Board).
Benchmarking
For fiscal 2006, the Compensation Committee retained Hay Consulting Group, a compensation consulting firm, to establish a competitive peer group and perform analyses of competitive performance and compensation levels. The Hay Consulting Group developed recommendations that were reviewed by the Compensation Committee and the board of directors in connection with approving executive compensation for fiscal 2006.

The current peer group is based on Standard Industrial Classification (SIC) code as well as North American Industry Classification System (NAICS), revenue size, and information from industry publications. Our peer group is composed of the 25th percentile of public companies in our industry and includes Barrett Business Services, Inc.; Butler International Inc.; Comforce Corp; KFORCE Inc.; Medical Staffing Network Holdings; On Assignment Inc.; RCM Technologies Inc.; Stratus Services Group. Inc.; TeamStaff, Inc.; and Westaff Inc. We targeted the aggregate value of our total rewards at approximately the median level of our peer group for most positions. However, we strongly believe in engaging the best talent in critical functions, and this may entail negotiations with individual executives who have significant retention packages in place with other employers. In order to make such individuals whole for the compensation that they would forfeit by terminating their previous employment, the Compensation Committee may determine that it is in the best interests of our shareholders to negotiate packages that deviate from the general principle of targeting total rewards at the median of our peers.
Role of Management in Awarding Executive Compensation
Our Chief Executive Officer currently initiates the compensation discussions with the Compensation Committee, providing requests and seeking approval from the Committee and the board of directors before finalizing any employment contracts or bonus plans for Named Executive Officers. Comparable positions for companies in our peer group are taken into consideration in determining executive pay, as well as the level of inherent risk associated with the position, and the specific circumstances of the executive. The Compensation Committee approves the annual incentive award for the Chief Executive Officer and for each officer below the Chief Executive Officer level, based on the Chief Executive Officer’s recommendations.
Compensation Committee Process
The Compensation Committee has reviewed the aggregate amounts and mix of all components of the CEO’s and the other Named Executive Officers’ compensation, including base salary, annual incentive compensation, long-term incentive compensation, accumulated (realized and unrealized) stock option and restricted stock gains, the value to the executive and cost to the Company of all perquisites and other personal benefits and the actual projected payout obligations for severance and change-in-control scenarios. A tally sheet setting forth all the above components was prepared and reviewed affixing dollar amounts under the various payout scenarios for the CEO and the other Named Executive Officers.
Compensation Components
The Company’s executive compensation program currently consists of three key elements: base salary, annual incentive bonus and long-term equity compensation.
Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions, which is discussed under “Benchmarking” above. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.
Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. It is currently our intention that base salary increases for executives will be limited to no more than five percent per individual. In 2007 Mr. Moore received a salary increase of $10,000, or 3.5%, Mr. Horan received a salary increase of $5,600, or 3.5%, Mr. Heist received a salary increase of $7,800, or 3.5%, and Mr. Gardner had a salary increase of $5,000 or 4.8%.
Annual Incentive Bonus. Our annual incentive bonuses are intended to compensate officers for achieving our annual financial goals at corporate and business unit levels and for achieving measurable individual annual performance objectives. Our annual incentive bonus plan provides for a cash bonus, dependent upon the level of achievement of the stated corporate goals and personal performance goals, calculated as a percentage of the officer’s base salary, with higher ranked executive officers being compensated at a higher percentage of base salary.
The annual incentive bonus ties incentive compensation to earning before taxes (“EBT”) as reported in the Company’s audited financial statements. Under this plan, the Compensation Committee establishes an EBT target that must be reached before any bonuses are earned. The target EBT is based upon the annually established financial growth plan and goal. The Compensation Committee also establishes for each participant in the Plan, including executive officers, individual incentive amounts (“TIA”) that may be earned, in whole or in part, depending upon whether the EBT target is reached and by how much it is exceeded during the fiscal year. At the target EBT level, a bonus equal to 100% of the TIA will be earned by the plan participants.
For the fiscal year ended 2005, the target annual incentive bonus (as a percentage of base salary) was as follows: Chief Executive Officer, 45%; Chairman, 20%; Vice-Chairman, 20% and Vice President – Human Resource, 20%. The EBT target of $1,724,000 was exceeded and incentive bonuses were paid in 2006 to the Named Executive Officers. Based on EBT of $3,078,000 for fiscal 2005, bonuses earned were $265,000 for Mr. Moore, $88,800 for Messrs. Heist and Foster, and $20,800 for Mr. Gardner.
For 2006, the target annual incentive bonus (as a percentage of base salary) was as follows: Chief Executive Officer, 45%; Chief Financial Officer, 30%; Chairman, 20% and Vice President – Human Resource, 20%. Maximum payout for officers was 122 % above the TIA of the target bonus. The EBT target for 2006 was $3,324,240. The target was not met and as such, no bonus was earned for fiscal 2006.
For 2007, the target annual incentive bonus (as a percentage of base salary) will be as follows: Chief Executive Officer, 45%; Chief Financial Officer, 30%; Chairman, 20% and Vice President – Human Resource, 20%. Maximum payout for officers is 122 % above the TIA of the target bonus. Payout levels above the target are based on rates of return above the target and capped at a level determined by the Committee when the plan is initially approved.
Long-Term Equity Compensation. We believe that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers of the Company with incentives to improve stockholder values and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Company currently maintains two long-term equity incentive programs – a Restricted Stock Plan and an Executive Stock Awards Plan.
      Restricted Stock Plan. Participation in the Company’s Restricted Stock Plan is limited to executive officers of the Company, regional managers, division managers and the Director of Major Account Development of the Company. During each fiscal year that the plan is in effect, the Compensation Committee will set a target EBT for the Company as calculated in accordance with generally accepted accounting principles. If the actual earnings before taxes for a particular fiscal year meet or exceed the target, as determined by the Committee after consultation with management and the Company’s independent auditors, the Committee shall authorize the Company to issue each participant who is then employed by the Company, as soon as practicable after the release of the Company’s earnings for such fiscal year, restricted shares equal to the number of shares in the pool multiplied by a fraction the numerator of which is the cash bonus paid to the participant for the year in question and the denominator of which is the total of cash bonuses paid to all participants for the year in question. The Committee reserves the right to adjust the final calculation of earnings before taxes if an unusual event occurs during the fiscal year in question that has a material impact on the Company’s earnings.
In fiscal 2005, shares were granted when the Company’s earnings before taxes met or exceeded the target of $1,724,000. The Company’s earnings before taxes for fiscal 2005 exceeded this target. Shares granted under this plan for fiscal 2005 were 8,116 shares for Mr. Moore, 2,722 shares for Mr. Heist, 2,722 shares for Mr. Foster, and 1,252 for Mr. Gardner.

The EBT target for 2006 was $3,324,240. The target was not met and as such, no equity compensation was earned for 2006.
Commencing in fiscal 2007, a pool of shares for grants under the Plan will be created by dividing eight percent (8%) of the previous fiscal year’s pre-tax income (as determined by the Committee in consultation with management and the Company’s independent auditors) by the average of the fair market value per share of the common stock of the Company during a 30-day trading day period commencing fifteen (15) trading days before and ending fifteen (15) trading days after the release of the Company’s earnings for such previous fiscal year. See Summary of Plan – Restricted Stock Plan, beginning on page 63 for a more detailed description.
      Executive Stock Awards Plan. Participation in the Executive Stock Awards Plan is limited to the President and Chief Executive Officer, the Vice President and Chief Financial Officer, and one additional executive officer that the Compensation Committee may select.
Subject to an event of reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, distribution of assets or other change in corporate structure or shares, 135,000 shares of common stock of the Company may be issued pursuant to the Executive Stock Awards Plan. The maximum number of shares that may be issued to any single individual in any one year may not exceed 30,000 shares.
The Compensation Committee establishes applicable performance targets based on the Company’s pre-tax earnings and determines the number of restricted shares that may be earned by participants in the plan if the applicable performance targets are met or exceeded.
At the end of a fiscal year, if the Compensation Committee determines, after consultation with management and the Company’s independent auditors, that the Company’s pre-tax earnings for the fiscal year met or exceeded one or more of the performance targets, each participant will receive, with respect to such fiscal year and the targets met or exceeded, the number of restricted shares provided for by the Compensation Committee when it established the targets for the year. The Compensation Committee, after appropriate consultation with management and the Company’s independent auditors, may adjust the final calculation of pre-tax earnings if an unusual event occurs during the fiscal year in question that has more than a minimal impact on the Company’s earnings. No later than December 15th of the year in which any restricted shares awarded under the plan vest, the Company will credit to the participant who received such shares an amount equal to the fair market value of such shares times the highest marginal tax rate applicable to such executive for federal tax purposes. Unless previously terminated, the plan shall terminate at the close of business on the last day of fiscal year 2008.
For the fiscal 2005 year, shares were granted when the Company’s earnings before taxes exceeded the target amount of $1,850,000. Shares granted under this plan for fiscal 2005 were 13,500 for Mr. Moore.
Information regarding the range of restricted shares that could have been earned in fiscal 2006 by current participants in the plan is included in the table shown below. No shares were issued under the plan for 2006.

	Range of Number of Shares	Range of Percent of EBT Target
Executive Officer	2006	Achieved in 2006
Kurt R. Moore	9,000-27,400	126%-251%
Information regarding the range of restricted shares that may be earned in fiscal 2007 by current participants in the Plan is included in the table shown below.

	Range of Number of Shares	Range of Percent of EBT Target
Executive Officer	2007	Achieved in 2007
Kurt R. Moore	9,000-18,200	119%-273%
Selection and Weighting of Components of Compensation
The Compensation Committee determines the mix and weightings of each of our compensation elements by considering data from our peer group. The allocation of the main components of total compensation is directly dependent on Company performance. Base salary is the only portion of compensation that is assured. In 2006, the allocation of total compensation to our Named Executive Officers at target performance levels was, on average, approximately 60% to base salary, 26 % to cash incentive, and 14% for equity awards. The allocation of total compensation at the maximum performance levels was, on average, approximately 37% base salary, 37% cash incentive and 26% for equity awards. While the Compensation Committee has established a framework to provide the Named Executive Officers with solid incentives to encourage the best performance, actual amounts paid or forfeited depend on Company and individual performance. No cash incentives or equity awards were granted to Named Executive Officers for performance in the 2006 fiscal year.
The Compensation Committee uses restricted stock to motivate executives to focus on the long-term performance of the business. All restricted stock grants are performance-based and payout is entirely determined by Company performance. The Company’s equity compensation plans are designed to make executives sensitive to shareholder interests, as a decrease in the stock price affects overall compensation.
The Compensation Committee reviews tally sheets prepared by our Human Resources department in order to determine whether the total compensation for our CEO and the other Named Executive Officers is reasonable and not excessive. The tally sheet sets forth the amounts and mix of all components including base salary, annual incentive compensation, long-term incentive compensation, the value to the executive and cost to the company of all perquisites and other personal benefits.
Change in Control
The Company has change in control provisions in its employment agreements with Named Executive Officers, Restricted Stock Plan and Executive Stock Awards Plan. The Company has no additional change in control contracts or arrangements with any of the Named Executive Officers.
The change in control provisions in the plans and employment agreements were designed to make a change in control transaction neutral to the economic interests of employees that might be involved in considering such a transaction. The employees subject to these provisions would likely not be in a position to influence the Company’s performance after a change in control and may not be in a position to earn their incentive awards or vest in their equity awards. Thus, the provisions are meant to encourage employees that may be involved in considering a change in control transaction to act in the interests of shareholders rather than their own interests.
The change in control provisions in employment agreements with Named Executive Officers are described starting on page 56 under “Potential Payments Upon Termination or a Change-In-Control.” Generally, our equity compensation plans provide that restricted stock will vest in full upon a change in control. The Compensation Committee believes that the provisions provided for under both our employment agreements and equity compensation plans are appropriate since an employee’s position could be adversely affected by a change in control even if he or she is not terminated. These plans provide, however, that the Compensation Committee may determine in advance of the change in control event that the provisions would not apply and therefore no accelerated vesting would occur.

Other Compensation
Consistent with our pay-for-performance compensation philosophy, we intend to continue to maintain modest executive benefits and perquisites for officers; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. We believe these benefits and perquisites are currently at median competitive levels for companies in our peer group. We have no current plans to make changes to either the employment agreements (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein) or levels of benefits and perquisites provided thereunder. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.
The following table generally illustrates the benefit plans and perquisites we do and do not provide and identifies those employees who may be eligible to receive them. Perquisites for all executive officers are detailed within the footnotes of the summary compensation table.

Perquisites and Employee Benefits	Executive Officers	Certain Managers	Full Time Employees
401(k) Plan	✓	✓	✓
Medical/Dental Plans	✓	✓	✓
Life Insurance (1)	✓	✓	✓
Long Term Disability Plan (2)	✓	✓	✓
Short Term Disability Plan (3)	✓	✓	✓
Company Paid Trips	✓	✓	✓
Company Leased Automobile	✓	✓
Change in Control and Severance Plan	✓
Deferred Compensation Plan	Not Offered	Not Offered	Not Offered
Supplemental Early Retirement Plan	Not Offered	Not Offered	Not Offered
Employee Stock Ownership Plan	Not Offered	Not Offered	Not Offered
Defined Benefit Pension Plan	Not Offered	Not Offered	Not Offered

(1)	Ablest provides life insurance to eligible full-time employees with a benefit equal to one times their annual salary up to a maximum of $50,000. Executive officers and certain manager’s benefit are equal to two times their annual salary up to maximum of $150,000.

(2)	Ablest provides company-paid Long-Term Disability insurance to full-time eligible employees with a monthly benefit in the amount of 60% of monthly salary to a maximum of $7,000 per month. Executive officers and certain manager’s maximum monthly benefit is $10,000.

(3)	Ablest provides company-paid Short-term Disability insurance to full-time eligible employees with a weekly maximum of $500. The weekly maximum is $2,000 for executive officers and $1,200 for certain managers.

(4)	The Company provides certain managers and certain NEO’s with a company vehicle. The actual cost of the vehicle is limited based on the employee’s position in the company. The maximum actual cost of the automobile for the managers is $30,000. The limit for the total actual cost for Messrs Horan and Gardner is $40,000. The limit for the total actual cost for Messrs Moore and Heist is $55,000. The NEO’s who receive company cars track business usage. At the end of each fiscal year the executive is charged for the personal use of the automobile using the IRS annual lease value method. The executive is reimbursed for any gasoline expenses for the business related mileage. The personal use charges appear in a footnote of the 2006 Summary Compensation Table. The annual cost of the lease for Mr. Moore in 2006 was $9,445. The annual cost of the lease for Mr. Heist in 2006 was $10,188. The annual cost of the lease for Mr. Horan in 2006 was $7,181. The annual cost of the lease for Mr. Gardner was $8,013.
Tax, Accounting and Other Considerations
Section 162(m) of the Code limits to $1 million per employee the deductibility of compensation paid to the executive officers required to be listed in the Company’s proxy statement unless the compensation meets certain specific requirements. The Compensation Committee has considered the Company’s ability to deduct from taxable income certain performance based compensation under section 162(m) of the Code. At the Company’s current compensation levels, tax deductibility under Section 162(m) was not a determinative factor in the design of the Company’s compensation program.

Code Section 409A generally modified the tax rules that affect most forms of deferred compensation that were not earned and vested prior to 2005. Although complete guidance regarding Code Section 409A has not been issued, the Compensation Committee considers the implications under Code Section 409A in determining the design, including the form and timing of deferred compensation, paid to the Company’s executives, including Named Executive Officers. The Company’s non-qualified deferred compensation arrangements are administered in accordance with a reasonable good faith interpretation of the rules and guidance published under Code Section 409A.
Section 280G of the Code limits the Company’s ability to take a tax deduction for certain “excess parachute payments” (as defined in Code Section 280G), and Section 4999 of the Code imposes excise taxes on certain executives who receive “excess parachute payments.” The Compensation Committee considers the adverse tax liabilities imposed by Code Sections 280G and 4999, as well as other competitive factors, when it designs and implements arrangements that may be triggered upon a change in control for all potentially affected employees, including the Company’s Named Executive Officers.
Various rules under generally accepted accounting practices determine the extent to which and the manner in which the Company accounts for grants under its long term equity compensation plans in its financial statements. The Compensation Committee takes into consideration the accounting treatment under FAS 123(R) when determining the types of and value of grants under its long term equity incentive plans for all employees, including the Company’s Named Executive Officers. The accounting treatment of such grants, however, is not determinative of the type, timing, or amount of any particular grant of equity-based compensation to the Company’s employees.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed the above Compensation Discussion and Analysis with management and, based upon such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report.
The Compensation Committee:
Charles E. Scharlau, Chairman     Donna R. Moore     Ronald K. Leirvik
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee during the fiscal year ended December 31, 2006 were Mr. Charles Scharlau, Ms. Donna Moore, and Mr. Ronald Leirvik. No member of the Compensation Committee is currently or was formerly an officer or an employee of the Company. The Compensation Committee is comprised entirely of independent directors. None of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the Company’s Board of Directors or Compensation Committee.

Summary Compensation Table
      The following table sets forth for each of the Named Executive Officers: (i) the dollar value of base salary and bonus earned during the year ended December 31, 2006; (ii) the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with FAS 123(R); (iii) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally (vi) the dollar value of total compensation for the year.

								Change in
								Pension Value
								and Non-
								qualified
							Non-Equity	Deferred	All Other
Name and							Incentive Plan	Compensation	Compensation
Principal				Stock		Option	Compensation	Earnings	($)	Total
Position	Year	Salary	Bonus	Awards		Awards	($)	($)	(i)	($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(9)	(j)
Kurt R. Moore,				$115,425	(1)
President & CEO	2006	$290,000		$74,343	(2)				$25,081 (3)	$504,849
John Horan, V. P.-CFO	2006	$95,385 (4)	$30,000 (4)							$125,385
Charles H. Heist,	2006	$225,000		$24,934	(2)				$21,789 (6)	$271,723
Chairman of the Board (5)
Nolan B. Gardner,	2006	$105,000		$11,468	(2)					$116,468
V. P. — Human Resources
W. David Foster,	2006	$73,077		$24,934	(2)				$38,450 (8)	$136,461
former Vice-Chairman of the Board (7)

(1)	Value of shares of common stock received pursuant to the Company’s Executive Stock Awards Plan. Mr. Moore received 13,500 shares of common stock in 2006 for the 2005 plan year. These shares are valued at $8.55 per share — the share price at the date of grant, March 2, 2006.

(2)	Value of shares of common stock received pursuant to the Company’s Restricted Stock Plan: These shares were awarded on March 24, 2006 for the 2005 plan year. The price per share is the average price per share in the 30 day trading period commencing 15 days before and ending 15 days after the release of the Company’s earnings on March 2, 2006 for the 2006 fiscal year

Kurt R. Moore received 8,116 shares at $9.16/share.

Charles H. Heist received 2,722 shares at $9.16/share.

Nolan Gardner received 1,252 shares at $9.16/share.

W. David Foster received 2,722 shares at $9.16/share.

(3)	Includes matching contributions to 401(k) Plan ($8,800), personal use of company car ($9,781), sales incentive trip ($4,559), excess group term life benefit ($180) and tax gross ups to cover taxes on excess group term life and sales incentive trip ($1,761).

(4)	John Horan was hired as Chief Financial Officer on May 15, 2006. Mr. Horan was paid a bonus for 2006 in 2007 pursuant to his employment agreement.

(5)	Mr. Heist served as Acting Chief Financial officer until May 15, 2006.

(6)	Includes matching contributions to 401(k) Plan ($8,800), personal use of company car ($6,185), sales incentive trip ($4,559), excess group term life benefit ($516) and tax-gross ups to cover taxes on excess group term life and sales incentive trip ($1,729).

(7)	W. David Foster retired as Vice Chairman on March 31, 2006. Mr. Foster retained his seat on the Board of Directors.

(8)	Includes matching contributions to 401(k) Plan ($5,709), personal use of company car ($4,238), sales incentive trip ($4,559), excess group term life benefit ($155), tax-gross ups to cover taxes on excess group term life and sales incentive trip ($2,277) and Directors fees ($19,100). Mr. Foster also received 250 shares of common stock on May 16, 2006 pursuant to the Directors’ Stock Plan. These shares are valued at $9.65 per share (the share price on the date of annual meeting) or $2,413 and are also included in the Other Compensation amount.

(9)	Personal use of company vehicles is calculated using the IRS Annual Lease Value method.

Grants of Plan-Based Awards
     The following table sets forth information regarding all incentive plan awards that were made to the Named Executive Officers during 2006, including incentive plan awards (equity-based and non-equity based) and other plan-based awards. Disclosure on a separate line item is provided for each grant of an award made to a Named Executive Officer during the year. The information supplements the dollar value disclosure of stock, option and non-stock awards in the Summary Compensation Table by providing additional details about such awards. Equity incentive-based awards are subject to a performance condition or a market condition as those terms are defined by FAS 123(R). Non-equity incentive plan awards that are not subject to FAS 123(R) and are intended to serve as an incentive for performance to occur over a specified period.

								All
								Other
								Stock		All Other
								Awards:		Option
								Number		Awards:	Exercise	Exercise
		Estimated Future Payouts Under						of		Number of	or Base	or Base
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares		Securities	Price of	Price of
			Awards		Equity Incentive Plan Awards			of Stock		Underlying	Option	Option
	Grant		Target	Maximum		Target	Maximum	or Units		Options	Awards	Awards
Name	Date	Threshold	($)	(#)	Threshold	($)	(#)	(#)		(#)	($/Sh)	($/Sh)
(a)	(b)	($) (c)	(d)	(e)	($) (f)	(g)	(h)	(i)		(j)	(k)	(k)
Kurt R. Moore,	03/02/06							13,500	(1)			$115,425	(2)
President & CEO	03/24/06							8,116	(2)			$74,343	(2)

John Horan, V. P.-CFO

Charles H. Heist, Chairman of the Board	03/24/06							2,722	(2)			$24,934	(2)

Nolan B. Gardner, V. P.-Human Resources	03/24/06							1,252	(2)			$11,468	(2)

W. David Foster, former Vice-Chairman of the Board	03/24/06							2,722	(2)			$24,934	(2)

(1)	Value of shares of common stock received pursuant to the Company’s Executive Stock Awards Plan. Mr. Moore received 13,500 shares of common stock in 2006 for the 2005 plan year. These shares are valued at $8.55 per share — the share price at the date of grant, March 2, 2006

(2)	Value of shares of common stock received pursuant to the Company’s Restricted Stock Plan: These shares were awarded on March 24, 2006 for the 2005 plan year. The price per share is the average price per share in the 30 day trading period commencing 15 days before and ending 15 days after the release of the Company’s earnings on March 2, 2006 for the 2006 fiscal year.
Kurt R. Moore received 8,116 shares at $9.16/share.
Charles H. Heist received 2,722 shares at $9.16/share.
Nolan Gardner received 1,252 shares at $9.16/share.
W. David Foster received 2,722 shares at $9.16/share.

Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

Stock Awards
Equity
Incentive
									Equity	Plan
									Incentive	Awards:
	Option Awards							Market	Plan	Market or
			Equity					Value	Awards:	Payout
			Incentive			Number		of	Number of	Value of
			Plan			of		Shares	Unearned	Unearned
			Awards:			Shares		or Units	Shares,	Shares,
			Number of			or Units		of	Units or	Units or
	Number of	Number of	Securities			of Stock		Stock	Other	Other
	Securities	Securities	Underlying			That		That	Rights	Rights
	Underlying	Underlying	Unexercised	Option		Have		Have	That	That Have
	Unexercised	Unexercised	Unearned	Exercise	Option	Not		Not	Have Not	Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)(1)
Kurt R. Moore,						11,679	(2)	$75,797
President & CEO						13,500	(3)	$87,615

John Horan, V. P.-CFO

Charles H. Heist,
Chairman of the Board						4,541	(4)	$29,471

Nolan B. Gardner, V. P.-Human Resources						1,798	(5)	$11,669

W. David Foster, former Vice-Chairman of the Board						250	(6)	$2,413

(1)	Shares valued at closing market price on December 31, 2006 of $6.49. (2) Unvested shares granted pursuant to the Restricted Stock Plan for Mr. Moore consist of 731 shares that vested n March 12, 2007, 1,416 shares that vested on March 16, 2007, 2,706 shares that vested on March 24, 2007, 1,416 hares that will vest on March 16, 2008, 2,705 shares that will vest on March 24, 2008 and 2,705 shares that will est on March 24, 2009.

(3)	Unvested shares granted pursuant the Executive Stock Awards Plan consist of 13,500 shares that vested on January 1, 2007.

(4)	Unvested shares granted pursuant to the Restricted Stock Plan for Mr. Heist consist of 813 shares that vested on March 12, 2007, 503 shares that vested on March 16, 2007, 908 shares that vested on March 24, 2007, 503 shares that will vest on March 16, 2008, 907 shares that will vest on March 24, 2008 and 907 shares that will vest on March 24, 2009.

(5)	Unvested shares granted pursuant to the Restricted Stock Plan for Mr. Gardner consist of 128 shares that vested on March 12, 2007, 209 shares that vested on March 16, 2007, 418 shares that vested on March 24, 2007, 209 shares that will vest on March 16, 2008, 417 shares that will vest on March 24, 2008 and 417 shares that will vest on March 24, 2009.

(6)	Unvested shares granted pursuant to the Directors’ Restricted Stock Plan consist of 250 shares that will vest on May 16, 2007.
Option Exercises and Stock Vested
     The following table sets forth information regarding each exercise of stock options and vesting of restricted stock during 2006 for each of the Named Executive Officers on an aggregated basis:

	Option Awards		Stock Awards
	Number of		Number of Shares
	Shares Acquired	Value Realized on	Acquired on
	on Exercise	Exercise	Vesting		Value Realized on Vesting
Name	(#)	($)	(#)		($)
(a)	(b)	(c)	(d)		(e)
Kurt R. Moore, President & CEO			2,713	(1)	$25,054

John Horan, V. P.-CFO

Charles H. Heist, Chairman of the Board			1,978	(2)	$18,419

Nolan B. Gardner, V. P.-Human Resources			438	(3)	$4,059

W. David Foster, former Vice-Chairman of the Board			4,715	(4)	$65,761

(1)	On April 2, 2006, the third installment of a share award granted on April 2, 2003 vested. On March 12, 2006, the second installment of a share award granted on March 12, 2004 vested. On March 16, 2006, the first installment of a share award granted on March 16, 2006 vested. No amounts were deferred upon vesting.

(2)	On April 2, 2006, the third installment of a share award granted on April 2, 2003 vested. On March 12, 2006, the second installment of a share award granted on March 12, 2004 vested. On March 16, 2006, the first installment of a share award granted on March 16, 2006 vested. No amounts were deferred upon vesting.

(3)	On April 2, 2006, the third installment of a share award granted on April 2, 2003 vested. On March 12, 2006, the second installment of a share award granted on March 12, 2004 vested. On March 16, 2006, the first installment of a share award granted on March 16, 2006 vested. No amounts were deferred upon vesting.

(4)	On April 2, 2006, the third installment of a share award granted on April 2, 2003 vested. On March 12, 2006, the second installment of a share award granted on March 12, 2004 vested. On March 16, 2006, the first installment of a share award granted on March 16, 2006 vested. On the date of his retirement, the remaining installments of the shares awarded to Mr. Foster under the Restricted Stock Plan vested. No amounts were deferred upon vesting.
Pension Benefits
     The Company does not provide pension arrangements or post-retirement health coverage for its executives or employees.

Nonqualified Deferred Compensation
     The Company does not provide any nonqualified defined contribution or other nonqualified deferred compensation plans.
Potential Payments Upon Termination or a Change-in-Control
Employment Agreements
We have entered into employment agreements with each of our executive officers, including the following Named Executive Officers: Kurt R. Moore, John Horan, Charles H. Heist and Nolan B. Gardner. The payments to be made to Named Executive Officers pursuant to the employment agreements in the event of disability or death, involuntary termination without cause and termination following a change in control are described below. These employment agreements are described in greater detail beginning on page 59.
Payments Made Upon Death or Disability
In the event of death or disability, the Named Executive Officer will receive the following for a period equal to the lesser of (i) twelve (12) months following the date of such death or disability or (ii) the balance of the remaining term of the employment agreement. In no event will the period be less than six (6) months.:
•	Payments to the executive (or his estate) of the executive’s then effective per annum rate of salary.

•	Continuation of the same family medical coverage as provided to the executive on the date of such death or disability.
Payments Made Upon Involuntary Termination Without Cause
In the event of an involuntary termination without cause other than within two years following a change in control, the Named Executive Officer will receive the following for a period equal to the lesser of (i) twelve (12) months following the date of such termination or (ii) the balance of the remaining term of the employment agreement:
•	Payments to the executive of the then effective per annum rate of salary.

•	Continuation of the same family medical and dental coverage as provided to the executive on the date of termination.

•	Continuation of any long-term disability, short-term disability or life insurance, for the same coverage, as provided on the date of termination.

•	Payment of an amount equal to the target bonus incentive for the year in which such termination occurs.
Payments Made Upon a Change in Control
“Change in control” in our employment agreements with Named Executive Officers is defined as follows:
•	any “Person, other than the C. H. Heist Intervivos Trust, the lineal descendants of Charles H. and Clydis D. Heist, and any trust for the benefit of their lineal descendants (collectively, the “Heist Family”), and other than any trustee or fiduciary on behalf of any Company benefit plan, becomes the “Beneficial Owner” of securities of the Company having at least 30% of the voting power of the Company’s then outstanding securities (unless the event causing the

30% threshold to be crossed is an acquisition of securities directly from the Company) but only if at the time of such person’s becoming the beneficial owner of the requisite voting power, the Heist Family (or any trust or Person included therein) no longer holds a majority of the outstanding shares; or
•	the stockholders of the Company approve any merger or other business combination of the Company, or any going private transaction subject to Rule 13e-3 of the rules and regulations promulgated under the Securities Exchange Act of 1934, or any sale of all or substantially all of the Company’s assets in one or a series of related transactions, or any combination of the foregoing transactions (the “Transactions”), other than a Transaction in which the Heist Family or any trust or Person included within the Heist Family is the Beneficial Owner of 40% or more of the voting securities of the surviving company (or its parent)(and, in a sale of assets, of the purchases of the assets) immediately following the Transaction; or

•	within any 24 month period, the persons who were directors immediately before the beginning of such period (the “Disinterested Directors”) cease (for any reason other than death) to constitute at least a majority of the Board or the board of directors of a successor to the Company, with, for this purpose, any director who was not a director at the beginning of such period deemed to be a Disinterested Director if such director was elected to the Board by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Disinterested Directors, so long as such director was not nominated by a person who has entered into an agreement to effect, or threatened to effect, a Change in Control.
If within twenty-four (24) months following a change in control, the executive officer’s employment is terminated for reasons other than for cause (as defined in the employment agreement) the Named Executive Officer will receive:
•	A cash amount equal to two times the executive’s annual base salary in effect on the date of termination.

•	Executive benefits substantially similar to those which the executive was receiving immediately prior to the date of termination until the earlier of the executive’s death or the end of the twelve (12) month period following the date of termination.

•	The Company shall vest and accelerate the exercise date of all stock options granted to the executive, to the end that the options shall be immediately exercisable for the duration of their respective terms.
Long Term Equity Compensation
“Change in control” as related to the two stock plans below, is defined as follows:
•	any “Person, other than the C. H. Heist Intervivos Trust, the lineal descendants of Charles H. and Clydis D. Heist, and any trust for the benefit of their lineal descendants (collectively, the “Heist Family”), and other than any trustee or fiduciary on behalf of any Company benefit plan, becomes the “Beneficial Owner” of securities of the Company having at least 25% of the voting power of the Company’s then outstanding securities (unless the event causing the 25% threshold to be crossed is an acquisition of securities directly from the Company) but only if at the time of such person’s becoming the beneficial owner of the requisite voting power, the Heist Family (or any trust or Person included therein) no longer holds a majority of the outstanding shares; or

•	the stockholders of the Company approve any merger or other business combination of the Company, or any going private transaction subject to Rule 13e-3 of the rules and regulations promulgated under the Securities Exchange Act of 1934, or any sale of all or substantially all of the Company’s assets in one or a series of related transactions, or any combination of the foregoing transactions (the “Transactions”), other than a Transaction in which the Heist Family or any trust or Person included within the Heist Family is the Beneficial Owner of 50% or more of the voting securities of the surviving company (or its parent)(and, in a sale of assets, of the purchases of the assets) immediately following the Transaction; or

•	within any 24 month period, the persons who were directors immediately before the beginning of such period (the “Disinterested Directors”) cease (for any reason other than death) to constitute at least a majority of the Board or the board of directors of a successor to the Company, with, for this purpose, any director who was not a director at the beginning of such period deemed to be a Disinterested Director if such director was elected to the Board by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Disinterested Directors, so long as such director was not nominated by a person who has entered into an agreement to effect, or threatened to effect, a Change in Control.
Restricted Stock Plan
In the event of a Change in Control or termination of a participant’s employment due to death, disability, retirement with the consent of the committee, or termination without cause by the Company, all restrictions on shares granted to such participant shall lapse.
A more detailed description of the Restricted Stock Plan can be found below under the heading “Summary of Plans.”
Executive Stock Awards Plan
In the event of a Change in Control or termination of a participant’s employment due to death, disability, retirement, or termination without cause by the Company, all restrictions on shares granted to such participant shall lapse.
A more detailed description of the Executive Stock Awards Plan can be found below under the heading “Summary of Plans.”
Quantification of Termination/Change in Control Payments
The table below reflects the amount of compensation to be paid to each of the Named Executive Officers of the Company in the event of his disability or death, involuntary termination without cause and termination following a change in control. Except with respect to Mr. Foster, the amounts assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out upon termination. The actual amounts to be paid out can only be determined at the time of separation from the Company.

2006 Termination Payments
				Involuntary Termination			Termination within Two Years
	Death or Disability			Without Cause			of a Change in Control
							Salary
	Salary &	Benefits		Salary &	Benefits		&
	Bonus	$(1)	Total	Bonus	$(2)	Total	Bonus	Benefits	Total
Name		$(4)	$		$(4)	$	$	$(3)(4)	$
Kurt R. Moore, President & CEO	$300,000	$175,330	$475,330	$435,000	$176,820	$611,820	$600,000	$191,070	$791,070

2006 Termination Payments
				Involuntary Termination			Termination within Two Years
	Death or Disability			Without Cause			of a Change in Control
							Salary
	Salary &	Benefits		Salary &	Benefits		&
	Bonus	$(1)	Total	Bonus	$(2)	Total	Bonus	Benefits	Total
Name		$(4)	$		$(4)	$	$	$(3)(4)	$
John Horan, V. P.-CFO	$165,600	$11,915	$177,515	$223,560	$13,410	$236,970	$331,200	$27,655	$358,855
Charles H. Heist, Chairman of the Board	$232,800	$39,365	$272,165	$279,360	$41,190	$320,550	$465,600	$54,940	$520,540
Nolan B. Gardner, V. P.-Human Resources	$110,000	$23,440	$133,440	$132,000	$24,930	$156,930	$220,000	$35,150	$255,150
W. David Foster, former Vice-Chairman of the Board (5)		$30,600

(1)	Consists of health, dental and vision insurance coverage. The value is based on the type of insurance coverage we carried for each executive officer as of December 31, 2006 and is valued at the premiums then in effect.

(2)	Consists of health, dental, vision, life, long and short term disability insurance coverage. The value is based on the type of insurance coverage we carried for each executive officer as of December 31, 2006 and is valued at the premiums then in effect.

(3)	Consists of health, dental, vision, life, long and short term disability insurance coverage. The value is based on the type of insurance coverage we carried for each executive officer as of December 31, 2006 and is valued at the premiums then in effect. Also included is the annual lease value of company automobiles currently provided to the Named Executive Officers.

(4)	These columns also include the value of the accelerated vesting of outstanding unvested restricted stock. For Mr. Moore this represents $163,410, Mr. Horan had no unvested restricted stock at the end of fiscal 2006, for Mr. Heist this represents $29,470 and for Mr. Gardner this represents $11,670. The value of the accelerated vesting of unvested restricted stock was determined by multiplying the fair market value of our common stock on December 31, 2006 by the number of shares of restricted stock that where subject to accelerated vesting. The amounts reflected in the benefits column would also be paid upon retirement, if determined by the compensation committee, pursuant to the Restricted Stock or Executive Stock Award Plans.

(5)	W. David Foster retired as Vice Chairman on March 31, 2006. Mr. Foster retained his seat on the Board of Directors. Pursuant to the Restricted Stock Plan, the committee accelerated the vesting of 4,715 shares of restricted stock on March 31, 2006 in connection with his retirement, which is reflected in the benefits column under the section entitled “Death or Disability” in the table above.
Summary of Employment Agreements With Named Executive Officers
The following section provides information on employment agreements with our Named Executive Officers noted in the Compensation Discussion and Analysis or in the tables. For the convenience of the reader, we are putting the descriptions of these employment agreements in one location.
Kurt R. Moore, 47, serves as President and Chief Executive Officer of the Company pursuant to an employment agreement entered into on January 1, 2007, that provides for his employment through December 31, 2008. Beginning in 2009, the employment agreement will renew annually from year to year, unless it is terminated in accordance with its provisions or unless either the Company or Mr. Moore gives notice of termination to the other at least six months in advance.
Under the agreement, Mr. Moore is compensated at a base salary rate of $300,000 for 2007. For each calendar year thereafter, his salary will be determined by the Compensation Committee, but in no event shall it be less than the annual salary that was payable to him for the preceding calendar year. Mr. Moore is eligible to participate in any bonus program implemented for senior executives of the Company, with pertinent terms and goals to be established by the Compensation Committee.
Under the employment agreement, management has agreed to use best efforts to have Mr. Moore nominated for a seat on the Board while he is employed by the Company. The agreement provides that his nomination and continuation as a Director is subject to the will of the Board of Directors and the Company’s stockholders and that removal or non-election will not be a breach of the agreement.
The Company may terminate Mr. Moore’s employment with cause immediately or without cause with 30 days advance notice. Mr. Moore may terminate his employment with the Company at any time with 30 days advance notice.

If Mr. Moore’s employment is terminated as a result of his death or disability, the Company is obligated to continue to pay his salary and provide him with medical benefits for the lesser of twelve months or the balance of the term remaining under the employment agreement. If his employment is terminated by the Company without cause or by him due to a material breach of the agreement by the Company, in either case other than within two years following a change in control, the Company is obligated to continue to pay Mr. Moore his salary and provide him with certain benefits for a period equal to the remainder of the initial term or any one year renewal term, as the case may be, and to pay him within 30 days of the date of termination an amount equal to his target bonus opportunity for the year in which termination occurs times the number of whole or partial years remaining in the term.
If within two years after a change in control of the Company, Mr. Moore’s employment is terminated by the Company without cause or by Mr. Moore due to a material breach of the agreement by the Company, he will be entitled to an amount equal to two times his annual salary in effect on the date of termination.
Upon any such termination within two years of a change in control, the Company will provide Mr. Moore with a package of benefits substantially similar to those he was receiving prior to the date of termination (or prior to the change in control, if greater). The Company will also vest and accelerate the exercise date of all unvested stock options on the date of such termination, and such options shall remain exercisable for the duration of their original terms. Mr. Moore will have one year following the later of a change in control or the exercise of each option to sell to the Company shares of common stock acquired at any time upon exercise of an option; in such event, the sale price shall be equal to the average market price of the common stock for the 30 trading days ending on the date prior to the change in control. Finally, if the change in control would constitute an excess parachute payment as defined in Section 280G of the Code, such compensation will be reduced to the largest amount that will result in no portion of the termination payments under the employment agreement being subject to the excise tax imposed by Section 4999 of the Code or being disallowed as deductions to the Company under Section 280G of the Code.
No change in control compensation will be paid if the Company’s business is sold and Mr. Moore is offered employment by the purchaser on terms substantially the same as those under the employment agreement, including change in control compensation. No change in control compensation is due upon Mr. Moore’s retirement, death or disability.
Mr. Moore’s agreement contains provisions relating to noncompetition and nonsolicitation of the Company’s employees during the term of the agreement and for two years following termination of employment in certain cases.
John Horan, 45, serves as Vice President and Chief Financial Officer pursuant to an employment agreement entered into on April 17, 2006, that provides for his employment from May 15, 2006 through May 14, 2008.
Under the agreement, Mr. Horan is compensated at a base salary of $165,600 for 2007. For each year thereafter, his salary will be determined by the Compensation Committee, but in no event will it be less than the annual salary that was payable to him for the preceding calendar year. Mr. Horan is eligible to participate in any bonus program implemented for senior executives of the Company, with pertinent terms and goals to be established by the Compensation Committee.
The Company may terminate Mr. Horan’s employment with cause immediately or without cause with 30 days advance notice. Mr. Horan may terminate his employment with the Company at any time with 30 days advance notice.
If Mr. Horan’s employment is terminated as a result of his death or disability, the Company is obligated to continue to pay his salary and provide him with medical benefits for the lesser of twelve months or the balance of the term remaining under the employment agreement. If his employment is terminated by the Company without cause or by him due to a material breach of the agreement by the Company, in either case other than within two years following a change in control (as defined in the agreement), the Company is obligated to continue to pay Mr. Horan his salary and provide him with certain benefits for a period equal to the remainder of the term of the agreement, and to pay him within 30 days of the date of termination an amount equal to his target bonus opportunity for the year in which termination.
If within two years after a change in control of the Company, Mr. Horan’s employment is terminated by the Company without cause or by Mr. Horan due to a material breach of the agreement by the Company, he will be entitled to an amount equal to two times his annual base salary in effect on the date of termination.
Upon any such termination within two years of a change in control, the Company will provide Mr. Horan with a package of benefits substantially similar to those he was receiving prior to the date of termination (or prior to the change in control, if greater). The Company will also vest and accelerate the exercise date of all unvested stock options on the date of such termination, and such options shall remain exercisable for the duration of their original terms. If the change in control compensation would constitute an excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986 (the “Code”), such compensation will be reduced to the largest amount that will result in no portion of the termination payments under the employment agreement being subject to the excise tax imposed by Section 4999 of the Code or being disallowed as deductions to the Company under Section 280G of the Code.
No change in control compensation will be paid if the Company’s business is sold and Mr. Horan is offered employment by the purchaser on terms substantially the same as those under the employment agreement, including change in control compensation. No change in control compensation is due upon Mr. Horan’s retirement, death or disability.
Mr. Horan’s agreement contains provisions relating to noncompetition and nonsolicitation of the Company’s employees during the term of the agreement and for two years following termination of employment except where the termination is by the Company without cause or by Mr. Horan as a result of a material breach of the agreement by the Company.
Charles H. Heist, 56, serves as Chairman of the Board of Directors pursuant to an employment agreement entered into on January 1, 2007, that provides for his employment through December 31, 2008.
Under the agreement, Mr. Heist is compensated at a base salary of $232,800 for 2007. For each year thereafter, his salary will be determined by the Compensation Committee, but in no event will it be less than the annual salary that was payable to him for the preceding calendar year. Mr. Heist is eligible to participate in any bonus program implemented for senior executives of the Company, with pertinent terms and goals to be established by the Compensation Committee.
Under the employment agreement, management has agreed to use best efforts to have Mr. Heist nominated for a seat on the Board while he is employed by the Company. The agreement provides that his nomination and continuation as a Director is subject to the will of the Board of Directors and the Company’s stockholders and that removal or non-election will not be a breach of the agreement.
The Company may terminate Mr. Heist’s employment with cause immediately or without cause with 30 days advance notice. Mr. Heist may terminate his employment with the Company at any time with 30 days advance notice.
If Mr. Heist’s employment is terminated as a result of his death or disability, the Company is obligated to continue to pay his salary and provide him with medical benefits for the lesser of twelve months or the balance of the term remaining under the employment agreement. If his employment is terminated by the Company without cause or by him due to a material breach of the agreement by the Company, in either case other than within two years following a change in control (as defined in the agreement), the Company is obligated to continue to pay Mr. Heist his salary and provide him with certain benefits for a period equal to the remainder of the term of the agreement, and to pay him within 30 days of the date of termination an amount equal to his target bonus opportunity for the year in which termination occurs times the number of whole or partial years remaining under the term.
If within two years after a change in control of the Company, Mr. Heist’s employment is terminated by the

Company without cause or by Mr. Heist due to a material breach of the agreement by the Company, he will be entitled to an amount equal to two times his annual base salary in effect on the date of termination
Upon any such termination within two years of a change in control, the Company will provide Mr. Heist with a package of benefits substantially similar to those he was receiving prior to the date of termination (or prior to the change in control, if greater). The Company will also vest and accelerate the exercise date of all unvested stock options on the date of such termination, and such options shall remain exercisable for the duration of their original terms. Mr. Heist will have one year following the later of a change in control or the exercise of each option to sell to the Company shares of common stock acquired at any time upon exercise of an option; in such event, the sale price will be equal to the average market price of the common stock for the 30 trading days ending on the date prior to the change in control. If the change in control compensation would constitute an excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986 (the “Code”), such compensation will be reduced to the largest amount that will result in no portion of the termination payments under the employment agreement being subject to the excise tax imposed by Section 4999 of the Code or being disallowed as deductions to the Company under Section 280G of the Code.
No change in control compensation will be paid if the Company’s business is sold and Mr. Heist is offered employment by the purchaser on terms substantially the same as those under the employment agreement, including change in control compensation. No change in control compensation is due upon Mr. Heist’s retirement, death or disability.
Mr. Heist’s agreement contains provisions relating to noncompetition and nonsolicitation of the Company’s employees during the term of the agreement and for two years following termination of employment except where the termination is by the Company without cause or by Mr. Heist as a result of a material breach of the agreement by the Company.
Nolan B. Gardner, 37, serves as Vice President of Human Resources pursuant to an employment agreement entered into on January 1, 2006, that provides for his employment through December 31, 2007.
Under the agreement, Mr. Gardner is compensated at a base salary of $110,000 for 2007. For each year thereafter, his salary will be determined by the Compensation Committee, but in no event will it be less than the annual salary that was payable to him for the preceding calendar year. Mr. Gardner is eligible to participate in any bonus program implemented for senior executives of the Company, with pertinent terms and goals to be established by the Compensation Committee.
The Company may terminate Mr. Gardner’s employment with cause immediately or without cause with 30 days advance notice. Mr. Gardner may terminate his employment with the Company at any time with 30 days advance notice.
If Mr. Gardner’s employment is terminated as a result of his death or disability, the Company is obligated to continue to pay his salary and provide him with medical benefits for the lesser of twelve months or the balance of the term remaining under the employment agreement. If his employment is terminated by the Company without cause or by him due to a material breach of the agreement by the Company, in either case other than within two years following a change in control (as defined in the agreement), the Company is obligated to continue to pay Mr. Gardner his salary and provide him with certain benefits for a period equal to the remainder of the term of the agreement, and to pay him within 30 days of the date of termination an amount equal to his target bonus opportunity for the year in which termination.
If within two years after a change in control of the Company, Mr. Gardner’s employment is terminated by the Company without cause or by Mr. Gardner due to a material breach of the agreement by the Company, he will be entitled to an amount equal to two times his annual base salary in effect on the date of termination.
Upon any such termination within two years of a change in control, the Company will provide Mr. Gardner with a package of benefits substantially similar to those he was receiving prior to the date of termination (or prior to the change in control, if greater). The Company will also vest and accelerate the exercise date of all unvested stock options on the date of such termination, and such options shall remain exercisable for the duration of their original terms. If the change in control compensation would constitute an excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986 (the “Code”), such compensation will be reduced to the largest amount that will result in no portion of the termination payments under the employment agreement being subject to the excise tax imposed by Section 4999 of the Code or being disallowed as deductions to the Company under Section 280G of the Code.
No change in control compensation will be paid if the Company’s business is sold and Mr. Gardner is offered employment by the purchaser on terms substantially the same as those under the employment agreement, including change in control compensation. No change in control compensation is due upon Mr. Gardner’s retirement, death or disability.
Mr. Gardner’s agreement contains provisions relating to noncompetition and nonsolicitation of the Company’s employees during the term of the agreement and for two years following termination of employment except where the termination is by the Company without cause or by Mr. Gardner as a result of a material breach of the agreement by the Company.
Summary of Plans
The following section provides information on Company-sponsored plans noted in the Compensation Discussion and Analysis or in the tables. For the convenience of the reader, we are putting the descriptions of the plans in one location.
Restricted Stock Plan
The Restricted Stock Plan (the “Restricted Stock Plan”) was approved by the stockholders of the Company on May 23, 2002, and is designed to promote the long-term growth and profitability of the Company by (i) providing executive officers and certain other key employees of the Company with incentives to improve stockholder values and contribute to the success of the Company and (ii) enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility.
The Restricted Stock Plan is administered by the Compensation Committee. This committee interprets the Restricted Stock Plan and may adopt, amend, or rescind such rules and regulations for carrying out the Restricted Stock Plan as it deems appropriate.
Subject to an event of reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, distribution of assets or other change in corporate structure or shares, 250,000 shares of common stock of the Company may be issued pursuant to the Restricted Stock Plan. Such shares may be unissued or treasury. The maximum number of shares that may be issued to any single individual in any one year shall not exceed 25,000 shares.
Participation in the Restricted Stock Plan is limited to executive officers, regional managers, division managers, the Vice President of Human Resources and the Director of Sales and Marketing of the Company.
A pool of shares for grants under the Restricted Stock Plan is created by dividing eight percent (8%) of the previous fiscal year’s pre-tax income (as determined by the Committee in consultation with management and the Company’s independent auditors) by the average of the Fair Market Values of the common stock of the Company during a 30 trading day period commencing fifteen (15) trading days before and ending fifteen (15) trading days after the release of the Company’s earnings for such previous fiscal year.
During each fiscal year that the Restricted Stock Plan is in effect, the Committee approves a target for earnings before taxes as calculated in accordance with generally accepted accounting principles. If the actual earnings before taxes for a particular fiscal year meets or exceeds the target, as determined by the Committee after consultation with management and the Company’s independent auditors, the Committee issues to each participant restricted shares equal to the number of shares in the pool multiplied by a fraction the numerator of which is the cash bonus paid to the participant and the denominator of which is the total of cash bonuses paid to all participants for the year in question.
With respect to each grant of restricted shares under the Restricted Stock Plan, one-third of the subject shares will become fully vested on the first anniversary of the date of grant, another one-third of the subject shares will become vested on the second anniversary of the date of grant, and the final one-third of the subject shares will become vested on the third anniversary of the date of grant.
Except as otherwise provided by the Committee, in the event of a change in control or the termination of a grantee’s employment due to death, disability, retirement with the consent of the Committee, or termination without cause by the Company, all restrictions on shares granted to such grantee shall lapse. On termination of a grantee’s employment for any other reason, including, without limitation, termination for cause, all restricted shares subject to grants made to such grantee shall be forfeited to the Company.
The Restricted Stock Plan terminated on the last day of fiscal year 2006.
Executive Stock Awards Plan
The Executive Stock Awards Plan (the “Stock Plan”) was approved by the stockholders of the Company on May 6, 2004, and is designed to promote the long-term growth and profitability of the Company by providing executive officers of the Company with incentives to improve stockholder values and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions.
The Stock Plan is administered by the Compensation Committee. The Committee interprets the Stock Plan and may adopt, amend, or rescind such rules and regulations for carrying out the Stock Plan as it deems appropriate.
Subject to an event of reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, distribution of assets or other change in corporate structure or shares, 135,000 shares of common stock of the Company may be issued pursuant to the Stock Plan. Such shares may be unissued or treasury shares. The maximum number of shares that may be issued to any single individual in any one year may not exceed 30,000 shares.
Participation in the Stock Plan is limited to the President and Chief Executive Officer, the Vice President and Chief Financial Officer, and one additional executive officer that the Compensation Committee may select.
Pursuant to the Stock Plan, the Compensation Committee granted 9,000 restricted shares to the President and Chief Executive Officer and 4,500 restricted shares to the previous Vice President and Chief Financial Officer. These grants were made effective January 1, 2004, and vested on January 1, 2005. The initial grants of restricted shares are not tied to any performance target. Each initial grant of restricted shares is subject to approval of the Stock Plan by the Company’s stockholders at the annual meeting, and the subject shares will be forfeited if such approval is not obtained. For fiscal 2004 through 2008, the Compensation Committee may establish applicable performance targets based on earnings before taxes (EBT) of the Company and determine the number of restricted shares that may be earned by participants in the Plan if the applicable performance targets are met or exceeded. The number of shares to be awarded is determined by using the market price of the stock as compared to the participants cash target incentive award to reach a ratio of approximately 60% stock compensation to cash incentive compensation.
At the end of a fiscal year, if the Compensation Committee determines, after consultation with management and the Company’s independent auditors, that EBT for a particular fiscal year meets or exceeds one or more of the performance targets, each participant will receive, with respect to such fiscal year and the targets met or exceeded, the number of restricted shares provided for by the Compensation Committee when it established the targets for the year. Each such grant of restricted shares awarded for a particular fiscal year shall vest on January 1 of the second fiscal year following the fiscal year for which such award was made. Accordingly, grants awarded for fiscal 2004 will vest on January 1, 2006; grants awarded for fiscal 2005 will vest on January 1, 2007; and grants awarded for fiscal 2006 will vest on January 1, 2008. The Compensation Committee, after appropriate consultation with management and the Company’s independent auditors, may adjust the final calculation of EBT if an unusual event occurs during the fiscal year in question that has more than a minimal impact on the Company’s earnings.
No later than December 15 of the year in which any restricted shares awarded under the Plan vest, the Company will credit to the participant who received such shares an amount equal to the fair market value of such shares times the highest marginal tax rate applicable to such executive for federal tax purposes.
Except as otherwise provided by the Compensation Committee, in the event of a change in control or the termination of a participant’s employment due to death, disability, retirement, or termination without cause by the Company, all restrictions under the terms of the Stock Plan on shares granted to such participant shall lapse. On termination of a participant’s employment for any other reason, including, without limitation, termination for cause, all restricted shares subject to grants made to such participant shall be forfeited to the Company.
Each participant who receives restricted shares will have the rights of a stockholder with respect thereto from and after the grant thereof, in accordance with and subject to the risks of forfeiture set forth in the Plan. No participant may transfer, assign or encumber any restricted shares granted to him until such shares have vested in accordance with the Plan.
Unless previously terminated, the Plan shall terminate at the close of business on the last day of fiscal year 2008.
Director Compensation
     The following table sets forth information regarding the compensation received by each of the company’s directors during the year ended December 31, 2006:

					Change in Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard W. Roberson (1)	$32,300	$2,413					$34,713
Charles E. Scharlau (1)	$32,800	$2,413					$35,213
Ronald K. Leirvik (1)	$28,800	$2,413					$31,213
Donna R. Moore (1)	$28,300	$2,413					$30,713
W. David Foster (2)	$19,100	$2,413					$21,513

(1)	Under the 2006 Directors’ Plan, receive a grant upon the date of such director’s initial election to the Board of Directors of 1,000 restricted shares of the Company’s common stock. Each time a non-employee Director is re-elected to the Board of Directors on or after the Effective Date and following the completion of such non-employee Director’s current term as a director, he or she shall receive a grant of 250 restricted shares of the Company’s common stock. Each Director was granted 250 shares under this plan and the 2006 Annual Meeting held on May 16, 2006 and are valued at $9.65 per share (the share price on the date of annual meeting). These shares will vest on May 16, 2007.

(2)	The amounts reported in columns (b) and (c) for Mr. Foster were also reported in the other compensation column of the Summary Compensation Table above.
Director Fees

     Directors who are full-time employees of the Company receive no extra compensation for their services as Directors. During fiscal 2006, non-employee Directors received an annual retainer of $20,000, a $1,200 fee per regular meeting, and a $750 fee per committee meeting. Non-employee Directors may only receive one meeting fee per day paid at the highest rate. Fees for telephonic meetings are $500 per meeting. The Chairmen of the Audit Committee and the Compensation Committee each receive an additional annual retainer of $4,000.
     Under the Independent Directors’ Stock Option Plan (the “Directors’ Plan”), each non-employee Director elected to the Board was granted an option to purchase 1,500 shares of common stock, exercisable on the one year anniversary of the grant. The options expire on the 10th anniversary of the grant date. The 2000 Directors’ Plan was terminated upon stockholder approval of a new Non-Employee Directors’ Equity Rights Plan (the “2006 Directors’ Plan”). This termination will not affect any outstanding options under the 2000 Directors’ Plan, and all such options will continue to remain outstanding and be governed by the 2000 Directors’ Plan. Under the 2006 Directors’ Plan, upon re-election, each non-employee Director will receive a grant of 250 restricted shares of the Company’s common stock. Vesting of the restricted shares occurs on the first anniversary of the grant date.
     The Company entered into an indemnification agreement with each of each of Charles H. Heist, Ronald K. Leirvik, W. David Foster, Donna R. Moore, Richard W. Roberson and Charles E. Scharlau, as members of the board of directors of the Company, and Kurt R. Moore, as a member of the board of directors of the Company and as an executive officer. In general, the indemnification agreements provide the directors and executive officers listed above with contractual rights to indemnification and advancement or reimbursement of expenses to the fullest extent permitted by Delaware law in connection with any and all expenses, judgments, fines, ERISA excise taxes, penalties, and amounts paid in settlement incurred by the directors or executive officers as a result of their service to, and actions on behalf of, the Company. The Company’s Certificate of Incorporation currently provides that the Company is required to indemnify its officers and directors to the fullest extent allowable under applicable law.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth as of April 19, 2007, information concerning the beneficial ownership of shares of the Company’s common stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock, (ii) each Director and Director Nominee, (iii) each Named Executive Officer identified in the Summary Compensation Table and (iv) all Directors and executive officers as a group. For the purpose of this Annual Report, beneficial ownership has the meaning given under the rules of the Securities and Exchange Commission relating to annual reports and does not necessarily indicate pecuniary interest. The beneficial ownership information presented herein is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission.

	Amount and Nature
	of Beneficial		Percent
Name and Address (1)	Ownership		of Class
C.H. Heist Intervivos Trust	454,645	(2)	15.5%
c/o Charles H. Heist III and Rebecca L. Heist, Trustees

Charles H. Heist III	329,163	(3)	11.3%
Victoria Hall	91,941	(4)	3.1%
Dixie Lea Clark	126,014	(4)	4.3%

Heist Grandchildren Trusts	451,093	(5)	15.4%
c/o Charles H. Heist III

Donald W. Burton	506,900	(6)	17.3%
Post Office Box 4643
Jackson, Wyoming 83001

W. David Foster	51,006		1.7%
Kurt R. Moore	79,032		2.7%
Nolan B. Gardner	2,808		*
Charles E. Scharlau	14,255	(7)	*
Ronald K. Leirvik	13,750	(7)	*
Richard W. Roberson	14,250	(7)	*
Donna R. Moore	13,750	(7)	*

All officers and Directors (9 persons)	1,423,752		48.7%

*	Less than 1%
Notes to Beneficial Ownership table:

(1)	Except as otherwise indicated, all addresses are c/o Ablest Inc., 1511 N. Westshore Blvd., Suite 900, Tampa, Florida 33607.

(2)	The shares indicated are held of record in a trust created by the founder of the Company, C.H. Heist, for the benefit of his family prior to his death in February 1983. The two trustees of the trust are Rebecca L. Heist and Charles H. Heist. Each of the trustees may be deemed to be the beneficial owner of the shares held in the trust, and each disclaims beneficial ownership of the shares held by the trust. The trust will continue until the death of the children of Mr. and Mrs. C.H. Heist.

(3)	The shares indicated are owned directly by Mr. Heist, except for 127,248 shares owned by his wife. Mr. Heist disclaims beneficial ownership of the above-referenced shares owned by his wife. The shares owned do not include the shares owned by the C. H. Heist Trust or the shares of the trusts for the grandchildren mentioned in footnote 5 below. Mr. Heist disclaims any beneficial ownership of the shares held in such trust.

(4)	Ms. Hall and Ms. Clark are daughters of C.H. Heist (deceased) and Clydis D. Heist (deceased) and sisters of Charles H. Heist. The shares owned by each of them do not include the shares owned by the C.H. Heist Trust or the shares of the trusts for the grandchildren mentioned in footnote 5 below. Ms. Hall and Ms. Clark disclaim any beneficial ownership of the shares held in such trusts.

(5)	The trusts indicated were created for the benefit of the children of Charles H. Heist and his sisters, Victoria Hall and Dixie Lea Clark. Mr. Heist, Ms. Hall and Ms. Clark are trustees of the trusts. Each of the trustees disclaims beneficial ownership of the shares held in these trusts.

(6)	The Burton Partnership, Limited Partnership and The Burton Partnership (QP), Limited Partnership are limited partnerships controlled by Donald W. Burton, who is deemed to be the beneficial owner of the shares held by these partnerships.

(7)	Includes 13,500 shares subject to stock options that are currently exercisable or exercisable within 60 days of April 3, 2006 and 250 shares of restricted stock which will vest on May 16th 2007.

(8)	Includes the 454,645 shares and 451,093 shares described in footnotes (2) and (5), under “Security Ownership of Certain Beneficial Owners.” Also includes 54,000 shares subject to stock options that are currently exercisable.
Changes in Control
On April 4, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Koosharem Corporation (“Parent”) and Select Acquisition, Inc. (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of common stock (including shares of restricted stock) of the Company, other than those held by the Company, Parent or Merger Sub, or any of their respective subsidiaries, and other than those shares with respect to which appraisal rights are properly exercised, will be converted into the right to receive $11.00 per share in cash (the “Merger Consideration”). In addition, all outstanding options to acquire shares of Company common stock will vest at the effective time of the Merger and holders of such options will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share subject to the option for each share subject to the option. Completion of the Merger is subject to customary closing conditions, including approval by the Company’s shareholders. Pursuant, and subject to, the terms of a voting agreement entered into with Parent and Merger Sub, members of the Heist family (including Charles H. Heist, III, the Company’s Chairman of the Board) have agreed to vote the approximately 50.4% of the Company’s outstanding common stock beneficially owned thereby in favor of the Merger. The parties currently expect that the Merger will be completed by June 30, 2007. If the Merger is completed, there will be a change in control of the Company.
Equity Compensation Plan Information
The following table provides information about the Company’s common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all existing equity compensation plans as of December 31, 2006, including the 2002 Restricted Stock Plan, the Executive Stock Awards Plan and the 2006 Directors’ Plan. The Company had 386,309 securities available for issuance under its equity compensation plans at December 31, 2006.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a )	(b )	(c )
Equity compensation Plans approved by Security holders	54,000	$5.38	386,309

Total	54,000	$5.38	386,309

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
There were no transactions with related persons during the Company’s 2006 fiscal year required by applicable SEC rules and regulations to be disclosed hereunder.
Review, Approval, and/or Ratification of Transactions with Related Persons
The Company recognizes that transactions involving related persons can present potential or actual conflicts of interest and create the appearance that the Company’s business decisions are based on considerations other than the best interests of its shareholders. Therefore, in accordance with the terms of its charter, the Audit Committee of the Board of Directors adopted a written policy and procedures for review, approval and monitoring of transactions involving related persons. The policy covers any transaction involving the Company and a related person, and is not limited solely to those transactions involving related persons that meet the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (i.e., transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).
General Policy
Transactions involving related persons must be approved, or ratified if pre-approval is not feasible, by the Audit Committee of the Board consisting solely of independent directors, who will approve or ratify the transaction only if they determine that it is in the best interests of the Company’s shareholders. In considering the transaction, the Audit Committee will consider all relevant factors, including, as applicable (i) the business rationale for entering into the transaction; (ii) available alternatives to the transaction; (iii); whether the transaction is on terms no less favorable than terms generally available to an unrelated third-party under the same or similar circumstances; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction. The Audit Committee will also periodically monitor ongoing transactions involving related persons to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

Procedures
•	It is the responsibility of management or the affected director or executive officer to bring the matter to the attention of the Audit Committee.

•	Any transaction involving a related person should be presented to the Audit Committee at the next regularly scheduled meeting.

•	All transactions should be pre-approved by the Audit Committee, and if not feasible, ratified by the Audit Committee as promptly as practicable.

•	If a member of the Audit Committee is involved in the transaction, except for purposes of providing material information about the transaction to the Audit Committee, he must be recused from all discussions and decisions about the transaction.
Ongoing transactions involving related persons shall be reviewed by the Audit Committee on an annual basis at the first regularly scheduled meeting of the fiscal year.
Since the beginning of the Company’s last fiscal year, there have been no transactions required to be reported under the applicable SEC rules where such policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.
Director Independence
The Company’s Board of Directors is made up of the following members: Mr. Charles Heist, Mr. W. David Foster, Mr. Kurt Moore, Mr. Charles Scharlau, Mr. Ronald Leirvik, Ms. Donna Moore, and Mr. Richard Roberson. The Board has determined that a majority of the Company’s directors and all current members of the Audit, Compensation, and Nominating Committees are “independent” under Section 121A of the American Stock Exchange (“AmEx”) Company Guide. The Board has also determined that the members of the Audit Committee meet the additional independence standards set forth by Rule 10A-3 under the Securities Exchange Act of 1934 and Section 121B of the AmEx Company Guide. The independent directors are Mr. Scharlau, Mr. Leirvik, Ms. Moore, and Mr. Roberson.
There were no undisclosed transactions, relationships or arrangements pursuant to Item 404(a) (related-party transactions) that were considered by the Board under the applicable independence definitions in determining that the director is independent.
ITEM 14. Principal Accountants Fees and Services
PricewaterhouseCoopers LLP audited the Company’s financial statements for the fiscal years ended December 31, 2006 and December 25, 2005 and has been selected by the Board of Directors to audit the Company’s financial statements for the current fiscal year.
Fiscal 2002 was the first year that PricewaterhouseCoopers LLP audited the Company’s financial statements.
Audit Fees

The following table sets forth information regarding fees paid by the Company during 2006 and 2005:

	2006	2005
Audit Fees(1)	$150,000	$105,000
Audit-Related Fees	—	—
Tax Fees(2)	28,100	28,000
All Other Fees	—	—

Total	$192,100	$151,500

(1)	Audit of annual financial statements and review of financial statements included in Quarterly Reports on Form 10-Q.

(2)	Tax consultations and tax return preparation.
The Audit Committee has concluded that PricewaterhouseCoopers LLP’s provision of the services described above is compatible with maintaining PricewaterhouseCoopers LLP’s independence. The Audit Committee pre-approved all of such services. The Audit Committee has established pre-approval policies and procedures with respect to audit and permitted non-audit services to be provided by its independent auditors. Pursuant to these policies and procedures, the Audit Committee may form, and delegate authority to, subcommittees consisting of one or more members when appropriate to grant such pre-approvals, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting. The Audit Committee’s pre-approval policies do not permit the delegation of the Audit Committee’s responsibilities to management.
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
(3)	Exhibits

Exhibit
Number	Exhibit
2.1	Agreement and Plan of Merger between C. H. Heist Corp. and Ablest Inc. dated February 4, 2000. (1)

2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (2)

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation of the Company. (2)

3.2	By-laws of the Registrant. (2)

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (1)

10.2	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company. (3)

10.3	Modification Agreement dated August 2, 2005 between Manufacturers and Traders Trust Company and Ablest Inc. (10)

10.4	Independent Directors Stock Option Plan adopted May 14, 2000.*(2)

10.5	Option to Ownership Plan adopted October 9, 2000.*(2)

10.6	Executive Stock Awards Plan.*(4)

10.7	2002 Restricted Stock Plan* (8)

10.8	Employment agreement with Charles H. Heist III, Chairman, dated January 1, 2004.*(5)

10.9	Employment agreement with W. David Foster, Vice Chairman, dated January 1, 2004.*(5)

10.10	Employment agreement with Kurt R. Moore, President and Chief Executive Officer, dated January 1, 2004.*(5)

10.11	Employment agreement with Vincent J. Lombardo, Vice President and Chief Financial Officer, dated January 1, 2004.*(5)

10.12	Settlement agreement and Complete and Permanent Release, dated September 22, 2005, between Vincent J. Lombardo and Ablest Inc.* (6)

10.13	VCG Services Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc. (7)

10.14	VCG License and Support Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc. (7)

10.15	Professional Services Agreement (including Proposal for Great Plains Implementation), dated September 30, 2005, between IDEAL Consulting, Inc. and Ablest Inc. (7)

10.16	Summary of Compensation Payable to Non-Employee Directors * (9)
10.17	Form of indemnification Agreement between Registrant and its Directors.

21.1	Subsidiaries of the Registrant. (11)

Exhibit
Number	Exhibit
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to item 15(b) of this report.

(1)	Filed as Exhibit to the Registrant’s Form 8-K report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended September 28, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Form S-8 filed January 12, 2004 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 28, 2003 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated September 26, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated October 5, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Form DEF 14A dated April 28, 2003 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated November 9, 2005 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended June 26, 2005 and incorporated herein by reference.

(11)	Filed previously.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABLEST INC.
By:	/s/ Kurt R. Moore
Kurt R. Moore
President and Chief Executive Officer

Date: April 25, 2007

Report of Independent Registered Certified Public Accounting Firm on Financial Statement Schedule
To the Board of Directors and Stockholders
of Ablest Inc.:
Our audits of the financial statements referred to in our report dated March 9, 2007 appearing in the December 31, 2006 Annual Report to Stockholders of Ablest Inc. (which report and financial statements are included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.
/s/ PricewaterhouseCoopers LLP
Tampa, Florida
April 25, 2007

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