Form 10-K/A
period 2006-12-31
ABLEST INC
filed 2007-04-27
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE
The purpose of this Amendment No. 2 to the Annual Report on Form 10-K/A ("Amendment No. 2") is to revise the following items in Parts III and IV of Amendment No. 1 to the Company's Annual Report on Form 10-K: summary descriptions of employment agreements with Named Executive Officers, the name of a beneficial owner in the table illustrating the security ownership of certain beneficial owners and management, and the exhibit index. In addition, the Registrant will file certain exhibits with this Amendment No. 2, as identified in the exhibit index hereto. This Amendment No. 2 to the Annual Report on Form 10-K/A does not attempt to modify or update any other disclosures set forth in Amendment No. 1 to the Company's Annual Report on Form 10-K.

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
Kurt R. Moore, 47, serves as President and Chief Executive Officer of the Company pursuant to an employment agreement entered into on January 1, 2007, that provides for his employment through January 1, 2009. If a change in control of the Company occurs prior to January 2, 2009, then his employment term is extended until the second anniversary of the date of the change in control.
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

If Mr. Moore’s employment is terminated as a result of his death or disability, the Company is obligated to continue to pay his salary and provide him with medical benefits for the lesser of twelve months or the balance of the term remaining under the employment agreement (but for a minimum of six months). If his employment is terminated by the Company without cause other than within two years following a change in control of the Company, or by him due to a material breach of the agreement by the Company or because he is required, following a change in control of the Company, to relocate more than 40 miles from the Company’s headquarters, then the Company is obligated to continue to pay Mr. Moore his salary and provide him with certain benefits for a period equal to the lesser of the remainder of the term of the agreement or twelve months, and to pay him within 30 days of the date of termination an amount equal to his target bonus opportunity for the year in which termination occurs. If required by Code Section 409A, payment of the severance may be delayed for a period of six months after his termination of employment.
If within two years after a change in control of the Company, Mr. Moore’s employment is terminated by the Company without cause, or by Mr. Moore due to a material reduction in his duties or responsibilities within 12 months following the change in control, he will be entitled to an amount equal to two times his annual salary in effect on the date of termination.
Upon any such termination within two years after a change in control, the Company will provide Mr. Moore with a package of benefits for a period of 12 months following his termination substantially similar to those he was receiving prior to the date of termination (or prior to the change in control, if greater). The Company will also vest and accelerate the exercise date of all unvested stock options, if any, that are outstanding on the date of such termination, and such options shall remain exercisable for the duration of their original terms. Finally, if the change in control would constitute an excess parachute payment as defined in Section 280G of the Code, such compensation will be reduced to the largest amount that will result in no portion of the termination payments under the employment agreement being subject to the excise tax imposed by Section 4999 of the Code or being disallowed as deductions to the Company under Section 280G of the Code.
No change in control compensation will be paid if Mr. Moore is terminated from employment upon the sale of the Company’s assets, if either the employment agreement is assumed by the purchaser or Mr. Moore is offered employment by the purchaser on terms substantially the same as those under the employment agreement, including change in control compensation. However, the asset sale may constitute a change in control resulting in the two-year extended employment period and potential change in control severance payments, if applicable. No change in control compensation is due upon Mr. Moore’s voluntary termination without good reason, retirement, death or disability.
Mr. Moore’s agreement contains provisions relating to noncompetition and nonsolicitation of the Company’s employees during the term of the agreement and for two years following termination of employment, except where the termination is by the Company without cause or by Mr. Moore as a result of a material breach of the agreement by the Company.
John Horan, 45, serves as Vice President and Chief Financial Officer pursuant to an employment agreement entered into on April 17, 2006, that provides for his employment from May 15, 2006 through April 17, 2008. If a change in control of the Company occurs prior to April 17, 2008, then his employment term is extended until the second anniversary of the date of the change in control.
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
If Mr. Horan’s employment is terminated as a result of his death or disability, the Company is obligated to continue to pay his salary and provide him with medical benefits for the lesser of twelve months or the balance of the term remaining under the employment agreement (but for a minimum of six months). If his employment is terminated by the Company without cause other than within two years following a change in control of the Company, or by him due to a material breach of the agreement by the Company, the Company is obligated to continue to pay Mr. Horan his salary and provide him with certain benefits for a period equal to the lesser of the remainder of the term of the agreement or twelve months, and to pay him within 30 days of the date of termination an amount equal to his target bonus opportunity for the year in which termination occurs. If required by Code Section 409A, payment of the severance may be delayed for a period of six months after his termination of employment.
If within two years after a change in control of the Company, Mr. Horan’s employment is terminated by the Company without cause, he will be entitled to an amount equal to two times his annual base salary in effect on the date of termination.
Upon any such termination within two years after a change in control, the Company will provide Mr. Horan with a package of benefits for a period of 12 months following his termination substantially similar to those he was receiving prior to the date of termination (or prior to the change in control, if greater). The Company will also vest and accelerate the exercise date of all unvested stock options, if any, that are outstanding on the date of such termination, and such options shall remain exercisable for the duration of their original terms. If the change in control compensation would constitute an excess parachute payment as defined in Section 280G of the Code, such compensation will be reduced to the largest amount that will result in no portion of the termination payments under the employment agreement being subject to the excise tax imposed by Section 4999 of the Code or being disallowed as deductions to the Company under Section 280G of the Code.
No change in control compensation will be paid if Mr. Horan is terminated from employment upon the sale of the Company’s assets, if either the employment agreement is assumed by the purchaser or Mr. Horan is offered employment by the purchaser on terms substantially the same as those under the employment agreement, including change in control compensation. However, the asset sale may constitute a change in control resulting in the two-year extended employment period and potential change in control severance payments, if applicable. No change in control compensation is due upon Mr. Horan’s voluntary termination without good reason, retirement, death or disability.
Mr. Horan’s agreement contains provisions relating to noncompetition and nonsolicitation of the Company’s employees during the term of the agreement and for two years following termination of employment except where the termination is by the Company without cause or by Mr. Horan as a result of a material breach of the agreement by the Company.
Charles H. Heist, 56, serves as Chairman of the Board of Directors pursuant to an employment agreement entered into on January 1, 2007, that provides for his employment through January 1, 2009. If a change in control of the Company occurs prior to January 2, 2009, then his employment term is extended until the second anniversary of the date of the change in control.
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
If Mr. Heist’s employment is terminated as a result of his death or disability, the Company is obligated to continue to pay his salary and provide him with medical benefits for the lesser of twelve months or the balance of the term remaining under the employment agreement (but for a minimum of six months). If his employment is terminated by the Company without cause other than within two years following a change in control of the Company, or by him due to a material breach of the agreement by the Company or because he is required, following a change in control of the Company, to relocate more than 40 miles from the Company’s headquarters, then the Company is obligated to continue to pay Mr. Heist his salary and provide him with certain benefits for a period equal to the lesser of remainder of the term of the agreement or twelve months, and to pay him within 30 days of the date of termination an amount equal to his target bonus opportunity for the year in which termination occurs. If required by Code Section 409A, payment of the severance may be delayed for a period of six months after his termination of employment.
If within two years after a change in control of the Company, Mr. Heist’s employment is terminated by the

Company without cause or by Mr. Heist due to a material reduction in his duties or responsibilities within 12 months following the change in control, he will be entitled to an amount equal to two times his annual base salary in effect on the date of termination.
Upon any such termination within two years after a change in control, the Company will provide Mr. Heist with a package of benefits for a period of 12 months following his termination substantially similar to those he was receiving prior to the date of termination (or prior to the change in control, if greater). The Company will also vest and accelerate the exercise date of all unvested stock options, if any, that are outstanding on the date of such termination, and such options shall remain exercisable for the duration of their original terms. If the change in control compensation would constitute an excess parachute payment as defined in Section 280G of the Code, such compensation will be reduced to the largest amount that will result in no portion of the termination payments under the employment agreement being subject to the excise tax imposed by Section 4999 of the Code or being disallowed as deductions to the Company under Section 280G of the Code.
No change in control compensation will be paid if Mr. Heist is terminated from employment upon the sale of the Company’s assets, if either the employment agreement is assumed by the purchaser or Mr. Heist is offered employment by the purchaser on terms substantially the same as those under the employment agreement, including change in control compensation. However, the asset sale may constitute a change in control resulting in the two-year extended employment period and potential change in control severance payments, if applicable. No change in control compensation is due upon Mr. Heist’s voluntary termination without good reason, retirement, death or disability.
Mr. Heist’s agreement contains provisions relating to noncompetition and nonsolicitation of the Company’s employees during the term of the agreement and for two years following termination of employment except where the termination is by the Company without cause or by Mr. Heist as a result of a material breach of the agreement by the Company.
Nolan B. Gardner, 37, serves as Vice President of Human Resources pursuant to an employment agreement entered into on January 1, 2006, that provides for his employment through January 1, 2008. If a change in control of the Company occurs prior to January 2, 2008, then his employment term is extended until the second anniversary of the date of the change in control.
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
If Mr. Gardner’s employment is terminated as a result of his death or disability, the Company is obligated to continue to pay his salary and provide him with medical benefits for the lesser of twelve months or the balance of the term remaining under the employment agreement (but for a minimum of six months). If his employment is terminated by the Company without cause other than within two years following a change in control of the Company, or by him due to a material breach of the agreement by the Company, then the Company is obligated to continue to pay Mr. Gardner his salary and provide him with certain benefits for a period equal to lesser of the remainder of the term of the agreement or twelve months, and to pay him within 30 days of the date of termination an amount equal to his target bonus opportunity for the year in which termination. If required by Code Section 409A, payment of the severance may be delayed for a period of six months after his termination of employment.
If within two years after a change in control of the Company, Mr. Gardner’s employment is terminated by the Company without cause, he will be entitled to an amount equal to two times his annual base salary in effect on the date of termination.
Upon any such termination within two years of a change in control, the Company will provide Mr. Gardner with a package of benefits for a period of 12 months following his termination substantially similar to those he was receiving prior to the date of termination (or prior to the change in control, if greater). The Company will also vest and accelerate the exercise date of all unvested stock options, if any, that are outstanding on the date of such termination, and such options shall remain exercisable for the duration of their original terms. If the change in control compensation would constitute an excess parachute payment as defined in Section 280G of the Code, such compensation will be reduced to the largest amount that will result in no portion of the termination payments under the employment agreement being subject to the excise tax imposed by Section 4999 of the Code or being disallowed as deductions to the Company under Section 280G of the Code.
No change in control compensation will be paid if Mr. Gardner is terminated from employment upon the sale of the Company’s assets, if either the employment agreement is assumed by the purchaser or Mr. Gardner is offered employment by the purchaser on terms substantially the same as those under the employment agreement, including change in control compensation. However, the asset sale may constitute a change in control resulting in the two-year extended employment period and potential change in control severance payments, if applicable. No change in control compensation is due upon Mr. Gardner’s voluntary termination without good reason, retirement, death or disability.
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

	Amount and Nature
	of Beneficial		Percent
Name and Address (1)	Ownership		of Class
C.H. Heist Intervivos Trust	454,645	(2)	15.5%
c/o Charles H. Heist III and Rebecca L. Heist, Trustees

Charles H. Heist III	329,163	(3)	11.3%
Victoria Hall	91,941	(4)	3.1%
Dixie Lea Clark	126,014	(4)	4.3%

Heist Grandchildren Trusts	451,093	(5)	15.4%
c/o Charles H. Heist III

The Burton Partnership, Limited Partnership	126,725	(6)	4.3%
The Burton Partnership (QP), Limited Partnership PO Box 4643 Jackson,Wyoming 83001	380,175	(6)	13.0%

W. David Foster	51,006		1.7%
Kurt R. Moore	79,032		2.7%
Nolan B. Gardner	2,808		*
Charles E. Scharlau	14,255	(7)	*
Ronald K. Leirvik	13,750	(7)	*
Richard W. Roberson	14,250	(7)	*
Donna R. Moore	13,750	(7)	*

All officers and Directors as a group (9 persons)	1,423,752		48.7%

*	Less than 1%
Notes to Beneficial Ownership table:

(1)	Except as otherwise indicated, all addresses are c/o Ablest Inc., 1511 N. Westshore Blvd., Suite 900, Tampa, Florida 33607.

(2)	The shares indicated are held of record in a trust created by the founder of the Company, C.H. Heist, for the benefit of his family prior to his death in February 1983. The two trustees of the trust are Rebecca L. Heist and Charles H. Heist. Each of the trustees may be deemed to be the beneficial owner of the shares held in the trust, and each disclaims beneficial ownership of the shares held by the trust. The trust will continue until the death of the children of Mr. and Mrs. C.H. Heist.

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
Fiscal 2002 was the first year that PricewaterhouseCoopers LLP audited the Company’s financial statements.
Audit Fees

The following table sets forth information regarding fees paid by the Company during 2006 and 2005:

	2006	2005
Audit Fees(1)	$150,000	$105,000
Audit-Related Fees	—	—
Tax Fees(2)	28,100	28,000
All Other Fees	—	—

Total	$178,100	$133,000

(1)	Audit of annual financial statements and review of financial statements included in Quarterly Reports on Form 10-Q.

(2)	Tax consultations and tax return preparation.
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

See Index to Financial Statements on page 21.

(2)	Supplemental Schedules

Schedule II – Valuation and Qualifying Accounts
All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
(3)	Exhibits

Exhibit
Number	Exhibit
2.1	Agreement and Plan of Merger between C. H. Heist Corp. and Ablest Inc. dated February 4, 2000. (1)

2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (2)

Exhibit
Number	Exhibit
3.1	Certificate of Incorporation of the Company. (2)

3.2	By-laws of the Registrant. (2)

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (1)

10.2	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company. (3)

10.3	Modification Agreement dated August 2, 2005 between Manufacturers and Traders Trust Company and Ablest Inc. (10)

10.4	Independent Directors Stock Option Plan adopted May 14, 2000.*(2)

10.5	Option to Ownership Plan adopted October 9, 2000.*(2)

10.6	Executive Stock Awards Plan.*(4)

10.7	2002 Restricted Stock Plan* (8)

10.8	Employment Agreement with W. David Foster, Vice Chairman, dated January 1, 2004.*(5)

10.9	Employment Agreement with Vincent J. Lombardo, Vice President and Chief Financial Officer, dated January 1, 2004.*(5)

10.10	Employment Agreement with Nolan B. Gardner, Vice President, dated January 1, 2006.*

10.11	Employment Agreement with John Horan, Executive Vice President and Chief Financial Officer, dated April 17, 2006.* (13)

10.12	Employment Agreement with Kurt R. Moore, President and Chief Executive Officer, dated January 1, 2007.*

10.13	Employment Agreement with Charles H. Heist III, Chairman, dated January 1, 2007.*

10.14	Settlement Agreement and Complete and Permanent Release, dated September 22, 2005, between Vincent J. Lombardo and Ablest Inc.* (6)

10.15	VCG Services Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc. (7)

10.16	VCG License and Support Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc. (7)

10.17	Professional Services Agreement (including Proposal for Great Plains Implementation), dated September 30, 2005, between IDEAL Consulting, Inc. and Ablest Inc. (7)

10.18	Summary of Compensation Payable to Non-Employee Directors * (9)

10.19	Form of Indemnification Agreement between Registrant and its Directors. (12)

21.1	Subsidiaries of the Registrant. (11)

Exhibit
Number	Exhibit
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to item 15(b) of this report.

(1)	Filed as Exhibit to the Registrant’s Form 8-K Report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended September 28, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Form S-8 filed January 12, 2004 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 28, 2003 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated September 26, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated October 5, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Form DEF 14A dated April 28, 2003 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated November 9, 2005 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended June 26, 2005 and incorporated herein by reference.

(11)	Filed previously.

(12)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated February 17, 2005 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended October 1, 2006 and incorporated herein by reference.

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
Our audits of the financial statements referred to in our report dated March 9, 2007 appearing in the December 31, 2006 Annual Report to Stockholders of Ablest Inc. (which report and financial statements are included in this Amendment No. 2 to the Company’s Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.
/s/ PricewaterhouseCoopers LLP
Tampa, Florida
April 25, 2007

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Periods Ended December 31, 2006, December 25, 2005 and December 26, 2004

	Balance at	Additions			Balance at
	beginning of	charged to	Additions charged to		end of
(Amounts in thousands)	the period	costs and expense	other accounts	Deductions	the period
Period Ended December 31, 2006 Allowance for doubtful accounts	$275	266	—	266	275

Period Ended December 25, 2005 Allowance for doubtful accounts	$285	97	—	107	275

Period Ended December 26, 2004 Allowance for doubtful accounts	$246	257	—	218	285

EXHIBIT INDEX

Exhibit
Number	Exhibit
2.1	Agreement and Plan of Merger between C. H. Heist Corp. and Ablest Inc. dated February 4, 2000. (1)

2.2	Agreement and Plan of Merger between Ablest Service Corp., PLP Corp., Milestone Technologies, Inc. and Ablest Inc., dated January 1, 2001. (2)

3.1	Certificate of Incorporation of the Company. (2)

3.2	By-laws of the Registrant. (2)

10.1	Asset Sale and Purchase Agreement between C. H. Heist Corp. and Onyx Industrial Services Inc. (1)

10.2	Promissory Note dated August 13, 2003 between the Company and Manufacturers and Traders Trust Company. (3)

10.3	Modification Agreement dated August 2, 2005 between Manufacturers and Traders Trust Company and Ablest Inc. (10)

10.4	Independent Directors Stock Option Plan adopted May 14, 2000.*(2)

10.5	Option to Ownership Plan adopted October 9, 2000.*(2)

10.6	Executive Stock Awards Plan.*(4)

10.7	2002 Restricted Stock Plan* (8)

10.8	Employment Agreement with W. David Foster, Vice Chairman, dated January 1, 2004.*(5)

10.9	Employment Agreement with Vincent J. Lombardo, Vice President and Chief Financial Officer, dated January 1, 2004.*(5)

10.10	Employment Agreement with Nolan B. Gardner, Vice President, dated January 1, 2006.*

10.11	Employment Agreement with John Horan, Executive Vice President and Chief Financial Officer, dated April 17, 2006.* (13)

10.12	Employment Agreement with Kurt R. Moore, President and Chief Executive Officer, dated January 1, 2007.*

10.13	Employment Agreement with Charles H. Heist III, Chairman, dated January 1, 2007.*

10.14	Settlement Agreement and Complete and Permanent Release, dated September 22, 2005, between Vincent J. Lombardo and Ablest Inc.* (6)

10.15	VCG Services Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc. (7)

10.16	VCG License and Support Agreement, dated September 29, 2005, between VCG, Inc. and Ablest Inc. (7)

10.17	Professional Services Agreement (including Proposal for Great Plains Implementation), dated September 30, 2005, between IDEAL Consulting, Inc. and Ablest Inc. (7)

10.18	Summary of Compensation Payable to Non-Employee Directors * (9)

10.19	Form of Indemnification Agreement between Registrant and its Directors. (12)

21.1	Subsidiaries of the Registrant. (11)

Exhibit
Number	Exhibit
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to item 15(b) of this report.

(1)	Filed as Exhibit to the Registrant’s Form 8-K Report dated March 22, 2000 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 31, 2000 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended September 28, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Form S-8 filed January 12, 2004 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Form 10-K Report for the year ended December 28, 2003 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated September 26, 2005 and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated October 5, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Form DEF 14A dated April 28, 2003 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated November 9, 2005 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended June 26, 2005 and incorporated herein by reference.

(11)	Filed previously.

(12)	Filed as an Exhibit to the Registrant’s Form 8-K Report dated February 17, 2005 and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Form 10-Q Report for the quarter ended October 1, 2006 and incorporated herein by reference.