Form 10-Q
period 2007-04-01
ABLEST INC
filed 2007-05-14
CIK 46653

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the Registrant’s Common Stock at May 11, 2007 was 2,825,104.

ABLEST INC.

Item No.

ITEM 1. FINANCIAL STATEMENTS
ABLEST INC.
Condensed Balance Sheets
(amounts in thousands except share data)
(Unaudited)

	April 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$4,350	$3,040
Accounts receivable, net	14,605	17,564
Prepaid expenses and other current assets	476	439
Current deferred tax asset	1,504	1,323

Total current assets	20,935	22,366

Property and equipment, net	3,330	3,259
Deferred tax asset	871	592
Goodwill	1,283	1,283
Other assets	65	64

Total assets	$26,484	$27,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$408	$375
Income taxes payable	—	296
Accrued insurance	1,923	2,965
Accrued wages	2,463	1,995
Other current liabilities	659	566

Total current liabilities	5,453	6,197

Other liabilities	262	261

Total liabilities	5,715	6,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock of $.05 par value; 500,000 shares authorized, none issued or outstanding at April 1, 2007 and December 31, 2006	—	—
Common stock of $.05 par value; 7,500,000 shares authorized, 3,382,833 and 3,385,153 shares issued and outstanding including shares held in treasury at April 1, 2007 and December 31, 2006, respectively	169	169
Additional paid-in capital	5,589	5,636
Retained earnings	17,121	17,411
Treasury stock at cost; 457,729 shares held at April 1, 2007 and December 31, 2006	(2,110)	(2,110)

Total stockholders’ equity	20,769	21,106

Total liabilities and stockholders’ equity	$26,484	$27,564

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Operations
(amounts in thousands except share and per share data)
(Unaudited)

	For the Thirteen Week	For the Fourteen Week
	Period Ended	Period Ended
	April 1, 2007	April 2, 2006

Net service revenues	$31,473	$35,864
Cost of services	25,790	29,753

Gross profit	5,683	6,111
Selling, general and administrative expenses	6,300	5,551

Operating (loss) income	(617)	560

Other:
Interest income (expense), net	—	—
Miscellaneous income (expense), net	4	1

Other income (expense)	4	1

(Loss) income before income taxes	(613)	561

Income tax (benefit) expense	(323)	213

Net (loss) income	$(290)	$348

Basic net (loss) income per common share	$(0.10)	$0.12

Diluted net (loss) income per common share	$(0.10)	$0.12

Weighted average number of common shares used in computing net income per common share
Basic	2,916,112	2,879,764

Diluted	2,958,890	2,935,050

See accompanying Notes to Financial Statements

ABLEST INC.
Condensed Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	For the Thirteen Week	For the Fourteen Week
	Period Ended	Period Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(290)	$348
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	219	105
Stock compensation	—	47
Loss on disposal of property and equipment	—	9
Deferred income taxes	(460)	136
Change in income taxes payable	(296)	(51)
Changes in assets and liabilities (see below)	2,427	2,023

Net cash provided by operating activities	1,600	2,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(290)	(379)

Net increase in cash and cash equivalents	1,310	2,238

CASH
BEGINNING OF PERIOD	3,040	1,931

CASH
END OF PERIOD	$4,350	$4,169

Changes in assets and liabilities providing (using) cash:
Accounts receivable, net	$2,959	$3,728
Prepaid expenses and other current assets	(37)	(131)
Other assets	(1)	(72)
Accounts payable	33	(262)
Accrued insurance	(1,042)	(551)
Accrued wages	468	(607)
Other current liabilities	93	(86)
Other liabilities	(46)	4

Total change in assets and liabilities providing cash	$2,427	$2,023

See accompanying Notes to Financial Statements

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
1.	COMPANY BACKGROUND

Ablest Inc. (“Company”) offers staffing services in the United States. Staffing services are principally provided through 62 service locations in the Eastern United States and selected Southwestern markets with the capability to supply staffing services for the clerical, light industrial, information technology, finance and accounting needs of their customers. Positions often filled include, but are not limited to, data entry, office administration, telemarketing, light industrial assembly, order picking and shipping, network administration, database administration, program analyst (both mainframe and client server), web development, project management, technical writing, accounting, financial analysis and internal auditing. The Company does not service any specific industry or field; instead, its services are provided to a broad-based customer list.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X. The year-end balance date was derived from audited financial statements, but does not include all disclosures required by GAAP. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for an interim period.

The operating results for the thirteen week period ended April 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007.

Fiscal Periods

The Company’s fiscal year to date for 2007 and 2006 consists of thirteen and fourteen weeks, respectively.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of April 1, 2007 or December 31, 2006.

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

Goodwill and Other Intangible Assets

The Company has adopted Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. No impairment losses were recognized by the Company during the periods ended April 1, 2007 or December 31, 2006.

At April 1, 2007, the Company did not have indefinite lived intangible assets other than goodwill and did not have any intangible assets with definite lives.

Impairment of Long-Lived Assets

The Company has adopted Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and also requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses were recognized by the Company during the periods ended April 1, 2007 or December 31, 2006.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions on FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has evaluated the effects of adoption on its financial statements and the impact is not material.

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

ABLEST INC.
Notes to Condensed Financial Statements
(Unaudited)
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

Recent Accounting Pronouncements

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

In September 2006, FASB issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 will be effective for the Company beginning in fiscal year 2007. The Company has evaluated the impact of adoption of SAB 108 on the Company’s financial position or results of operations and has determined that the impact is not material.

In order to maintain consistency and comparability between periods presented, certain amounts may have been reclassified from the previously reported financial statements to conform to the financial statement presentation of the current period.

3.	SHORT-TERM BORROWINGS

On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR (as defined in the agreement) plus 125 basis points. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. During the first quarter of 2007, the Company had no borrowings against the Facility and was in compliance with all covenants. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.

4.	STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the thirteen week period ended April 1, 2007 are summarized as follows. Amounts are presented in thousands.

		Additional			Total
	Common	paid-in	Retained	Treasury	stockholders’
	stock	capital	earnings	stock	equity

Balance at December 31, 2006	$169	$5,636	$17,411	$(2,110)	$21,106
Net (Loss)	—	—	(290)	—	(290)
Restricted Stock Plan	—	(47)	—	—	(47)

Balance at April 1, 2007	$169	$5,589	$17,121	$(2,110)	$20,769

5.	SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There were no changes to these policies during the thirteen week period ended April 1, 2007.
Recent Development
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
Results of Operations:
The following discussion compares the quarter ended April 1, 2007 to the quarter ended April 2, 2006, and should be read in conjunction with the Condensed Financial Statements, including the related notes thereto, appearing elsewhere in this Report.
Three Months Quarter Ended April 1, 2007 Compared with April 2, 2006
Revenues decreased to $31.5 million for the thirteen week quarter period ended April 1, 2007 as compared to $35.9 million for the fourteen week quarter period ended April 2, 2006. The decrease was caused by one less week quarter over quarter, and lower billable hours notwithstanding an increase in average billing rate. We are continuing to experience reduced demand for labor in certain industries including home building, furniture manufacturing and consumer products. We also discontinued service to certain customers that were not meeting our margin and volume targets and at the same time have increased our focus on improved pricing both with existing and new customers.
Gross profit was $5.7 million for the thirteen week first quarter period of 2007 compared to $6.1 million for the fourteen week first quarter period in 2006, a decrease of $0.4 million or 7.0% for the quarter. Gross profit as a percentage of revenue was 18.1% for the quarter period as compared to 17.0% prior year’s quarter period, respectively. The improvement in quarterly gross margin is attributable to increased hourly billing rates and lower state unemployment insurance rates. In addition, gross margin also increased as a result of additional permanent placement fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Selling, general and administrative expenses increased by $749,000 or 13.5% for the quarter period ended April 1, 2007, as compared to the quarter period ended April 2, 2006. The quarter period increase is primarily attributable to $626,000 thousand in professional fees expense associated with the Special Committee of the Board of Directors evaluation of buyout proposals and other strategic alternatives. Additional costs relating to establishing and staffing new office locations also contributed to the increase. Over the last twelve months, six new offices were opened. In addition, an increase in depreciation expenses from new software installations and the hiring of additional sales and business development staff at our headquarters office contributed to the increase.
Other income, net increased due to cash equivalent earnings and other miscellaneous income.
An income tax benefit of $323,000 thousand was recorded for the quarter ended April 1, 2007, as compared to $213,000 thousand in expense for the quarter ended April 2, 2006. The effective tax rates were 52.7% and 37.9%, respectively. The change in tax rate is due to deferred timing differences.
Liquidity and Capital Resources:
The quick ratio was 3.5 to 1 and 3.3 to 1 at April 1, 2007 and December 31, 2006, respectively, and the current ratio was 3.8 to 1 and 3.6 to 1, for the same respective periods. The primary source of funding is generated from results of operations. Net working capital decreased by $0.7 million to $15.5 million for the current year to date period as a result of operations. Reference should be made to the Condensed Statements of Cash Flows, which details the sources and uses of cash.
Capital expenditures year-to-date were approximately $290,000 thousand.
On August 2, 2005, the Company entered into a Modification Agreement with Manufacturers and Traders Trust Company (“M&T”) that extends for three years the $7,500,000 Committed Revolving Credit Facility (“Facility”) originally signed on August 13, 2003. The Company elects the interest rate on borrowings under the Facility at the time of borrowing at either the bank’s prime rate or the thirty, sixty or ninety day LIBOR plus 125 basis points, a reduction of 75 basis points from the expiring agreement. The Facility expires on August 12, 2008 and is renewable with the consent of both parties. The Company believes that the Facility will be sufficient to cover foreseeable operational funding requirements until expiration of the Facility. The Facility requires the Company to maintain certain financial covenants including a tangible net worth ratio among other restrictions. The most restrictive covenant is the limitation of total indebtedness which caps total funded indebtedness to 3.5 times the four most recent quarter’s EBITDA, as defined in the agreement. The Company had no borrowings during the period ended April 1, 2007. It is anticipated that existing funds, cash flows from operations and available borrowings will be sufficient to cover working capital requirements, organic growth and capital expenditure requirements.
Outlook
We will continue to focus on improving our gross margin and growing revenue through implementing more favorable pricing and discontinuing certain customer relationships not meeting our profitability targets. We also intend to continue our focus on expanding further into new and existing commercial and professional staffing markets during the remainder of 2007 and 2008.

Material Commitments
The Company’s contractual cash obligations as of April 1, 2007 are summarized in the table below:

	(Amounts in thousands)
	Payable	Payable	Payable	Payable
	during 2007	2008 - 2010	2011 - 2013	after 2014	Total
Operating leases (1)	$1,116	$2,815	$1,042	$—	$4,973

Total	$1,116	$2,815	$1,042	$—	$4,973

(1)	Includes minimum lease payment obligations for equipment and real property leases in effect as of April 1, 2007.
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
During the first fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting or in other factors to the Company’s knowledge that could materially affect, or is reasonably likely to materially affect the internal control over financial reporting, including any corrective action with regard to significant deficiencies and material weaknesses. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: May 11, 2007

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.